Form 10KSB
period 2000-12-31
CBCOM INC
filed 2001-04-02
CIK 1129248

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 2000           OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ___________ to ___________

                           Commission File No. 000-32109

                                   CBCOM, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                   95-4635025
    -------------------------------            --------------------------------
    (State or other jurisdiction of            (I.R.S. Employer Identification)
    incorporation or organization)

        16830 Ventura Blvd., Suite 211
           Encino, California                              91436
         -------------------                              ----------
(Address of principal executive offices)                  (Zip Code)

                                  (818)461-0800
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.001 per share
                     --------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

State issuer's revenues for its most recent fiscal year: None

State the aggregate market value of voting and non-voting stock held by non-affiliates: There is currently no market for the common stock.

Number of shares of Common Stock outstanding as of December 31, 2000: 20,232,632

                                   CBCOM, Inc.
                         2000 ANNUAL REPORT ON FORM 10-KSB

                                   PART I
Item 1. Description of Business

Overview
         CBCom, Inc. is a development stage company incorporated in Delaware in April, 1997. CBCom was formed to develop telecommunications projects and Internet-related information services in the People's Republic of China. CBCom establishes joint venture partnerships with Chinese companies having data networking technologies or customer bases to which CBCom will contribute United States technology and management resources. As of December 31, 2000 CBCom has 16 employees, of which six are located in the United States and ten are located in Beijing.

         In August, 1997, CBCom acquired selected assets of Beijing CBCom Telecommunications and Consulting Co., Ltd., a Chinese private company owned by Gordon Gao, currently a shareholder and director of CBCom. Beijing CBCom Telecommunications and Consulting Co., Ltd. was developing a Chinese character special purpose pager designed to download stock quotations.

         In October, 1997 CBCom and Beijing Great Wall Century Communications Technology Company, Ltd., an established paging company in China established a Sino-U.S. equity joint venture company called GCC CBCom (Tianjin) Communications Company, Ltd. to build a nationwide paging network. The joint venture has not commenced business, the business license has lapsed and CBCom may not be able to reactivate GCC CBCom.

         On January 31, 1999, the Company entered into a Memorandum of Understanding "Memorandum") with Shanghai Stock Exchange Communications Co. Ltd. and Shanghai Xingtong Telecommunication Science and Technology Co. Ltd. ("SXTST) to develop a financial data network in China through setting up an equity joint venture invested by these three parties. The main strategy is to make full usage of the existing capacity of VSAT satellite communication infrastructure owned by Shanghai Stock Exchange throughout China. The total capital required in that joint venture is currently estimated to be US$3,000,000. The Company will contribute 70% of that amount; SSEC, 20%; and SXTST, 10%. The joint venture has not yet been established as of December 31, 2000.

         Using strategic partnerships in China, combined with acquisitions, CBCom hopes to become both an Internet Service Provider (ISP) and Internet Content Provider (ICP), serving China's huge and exponentially growing market of new and existing Internet users. If it is able to enter this market now, CBCom may enjoy an early lead into China's young and rapidly growing market of Internet users.

         From August, 1997 to the present, CBCom has maintained a representative office in Beijing called CBCom China for the purpose of oversight of its China projects. From January, 1998 to March, 1999 CBCom had a representative office in Shanghai for the purpose of developing its business relationship with Shanghai Stock Exchange Communications Co. Ltd.

         On September 24, 1999 CBCom entered into a merger agreement with Abbacy Corporation, a public reporting company, to acquire 100% of its equity in exchange for 250,000 shares of common stock of CBCom. On October 8, 1999, the Board of Directors and the majority shareholders of the constituent corporations approved the merger. The merger was effected on October 18, 1999 with the filing of the Certificate of Merger with the State of Delaware.

Internet Market

     From its beginning of only 1700 users in 1993 (1), the Internet market in China has seen unprecedented growth. China's Internet population tripled in 1998
(2), and quadrupled from 2.1 million in January of 1999 (3), to its reported level of 8.9 million in January of 2000 (4) to approximately 20 million in December, 2000. This trend is expected to continue. China's Internet industry is nonetheless still in its infancy and a majority of China's ISPs and ICPs are struggling, and in need of outside help to grow or even just to remain solvent. This presents a window of opportunity to capitalize on one of the largest and fastest growing markets in the world. CBCom can combine its understanding of the special needs and culture of China along with knowledge and lessons learned from the successful American ISP and ICP markets.

         E-Commerce has not yet become a mainstream business in China, as credit cards are essentially non-existent, and its parcel delivery services are inadequate. ICP businesses offering free information and services financed solely by web site "banner ads" are not yet profitable. The most secure Internet revenues are those paid to the Internet Service Providers, as anyone wishing to access the Internet must pay access fees. There is a large profit potential for ISPs both now and in the foreseeable future.

         Entering this business is attractive, as start-up costs are relatively low. This has resulted in a large number of small, unsuccessful ISPs and ICPs, that are under capitalized. The typical smaller ISP is unable to support its overhead, even less capable of proper marketing, and is thus unable to increase its subscribers enough to generate a profit.

         CBCom plans an aggressive campaign to search for a series of mergers, acquisitions, and service expansions. CBCom will offer convenient accessibility through local access numbers nationwide, fast access speeds, high quality customer support, and user-friendly services, all of which are currently lacking in China but are taken for granted in America. Internet Content will include unique and targeted applications on its various web sites thereby drawing an ever-increasing customer base to its ISP business, as well as generating revenue by charging fees for specialized information and service web sites. requirements of a very small ISP are essentially the same as that of a very large ISP and the cost to maintain operations are virtually fixed. Therefore the single most important component of profitability is a high number of subscribers. By acquiring existing businesses, CBCom will immediately benefit from achieving economies of scale.

--------
1  "Asia-Pacific Internet & Interactive Services",  The Strategis Group, January 1997
2  "China's Internet Population Tripled in 1998", The Industry Standard, January 1999
3  "Semi-annual  Report on the  Internet",  China Internet  Network  Information Center, July 1999
4  Kathlene Ohlson,  "China Internet Market on the Rise", The Industry Standard, September 1998

Acquisitions and Consolidation

         In order to quickly reach a profitable number of subscribers, CBCom hopes to try to acquire a number of smaller ISPs and by using current technology, combine the existing customers into a single ISP. The infrastructure requirements of a very small ISP are essentially the same as that of a very large ISP and the cost to maintain operations are relatively fixed. The single most important component of profitability is a high number of subscribers. By acquiring existing ISP businesses, CBCom may immediately benefit from achieving economies of scale.

         All existing ISP companies, regardless of size, require a minimum infrastructure to provide customer access to the Internet. The single smaller ISPs lack sufficient equipment to provide service beyond their local area. With each acquisition, CBCom will acquire local telephone numbers and lines, computers and connectivity equipment that is already operating throughout different cities in China.

Memorandum of Understanding

         CBCom has entered into a Memorandum of Understanding with Shanghai Stock Exchange Communication Co., Ltd. ("SSECC") and Shanghai Xingtong Telecommunications Science & Technology Co., Ltd. to form a Sino-foreign joint venture to develop a financial data network in China called "China Financial Network" or "CFN". SSECC is a subsidiary of the Shanghai Stock Exchange formed as a joint venture between Shanghai Stock Exchange and Shanghai Stock Central Clearing Company. The memorandum contemplates that SSECC will provide access to its existing satellite communication system as well as licenses, permissions and rights to use the logo, name and promotional information of the Shanghai Stock Exchange. Shanghai Xingtong Telecommunications will participate in network design and management to ensure efficient utilization of the satellite network and will provide technical assistance. CBCom will provide the resources to collect and compile global financial information, United States technology, management resources and capital.

         The Memorandum of Understanding anticipates the project planned in two phases. Phase I is to market and distribute financial information in Chinese provided by the Shanghai Stock Exchange over a network to various terminals throughout China, exclusively targeting Chinese stockbrokers, financial institutions and corporate users. The financial information provided will include prices for commodities and futures, precious metals, Asian and global equities and foreign currencies, global market indexes and real time international news and commentary. The information provided will differ from information provided by competitors in that it will be entirely in Chinese at a lower rate. Phase II is to market to individual consumers real-time financial data, news and on-line investment trading bundled as a single service, developing into the equivalent of a commercial Internet Service Provider.

         The parties to the memorandum must enter into a joint venture by June 30, 2001, and thereafter obtain the required approvals from the Chinese government or lose the exclusive right to the use of the SSECC satellite communication system. CBCom has advanced $250,000 in start-up expenses which was expensed during 1998 and which could be credited toward its capital contribution to the joint venture company when the joint venture is completed. If the joint venture has not been set up, and exclusive licenses to use the satellite communication network owned by Shanghai Stock Exchange and use the logo and name of Shanghai Stock Exchange have not been obtained, the issuance of promotional stock to Sinoway, Ltd. could be cancelled.

Shanghai Stock Exchange Communication Co., Ltd.

SSECC is in charge of the satellite system utilized by the Shanghai Stock Exchange to distribute real time data to its members. Shanghai Stock Exchange is a leading stock exchange in China with 560 member brokerage companies aggregating 2,700 brokerage offices, 20,000 stockbrokers and 33 non-member regional security exchange centers throughout China.

Shanghai Xingtong Telecommunications Science & Technology Co.

         Shanghai Xingtong Telecommunications is a subsidiary of the China Broadcast Satellite Communication company and can utilize its satellite resources and operating license to provide specialized satellite communication services. Shanghai Xingtong Telecommunications provides assistance to numerous Chinese and other foreign companies in building telecommunications networks.

Satellite Network

         The satellite network is used to transmit daily stock data and information to selected brokerage firms and consists of three transponders (relays) with satellite Asia-1 which are exclusively leased by the Shanghai Stock Exchange for use by it 24 hours per day. The Shanghai Stock Exchange utilizes the satellite network approximately 4 to 5 hours per day during market hours to broadcast real-time financial information. Even during this high use period, the transponders are utilizing only a fraction of their 26 megabit bandwidth capacity. CBCom estimates that approximately only 20% to 30% of the satellite network system capability is utilized with additional usage limited to possible transactional growth. CBCom anticipates that it will be able to broadcast on the unused network during off hours and on the unused bandwidths during high usage times.

Competition

         Presently, there are four Chinese government-affiliated Internet service providers that control direct access to the World Wide Web in China and approximately 100 small independent Internet Service Providers that are not linked directly to the World Wide Web. There are several major ISPs which may pose direct competition to the anticipated business of the joint venture including Prodigy, Inc., a joint venture including the Shanghai Municipal Commission of Foreign Relations and Trade and China Internet Corporation, which was created in 1995 and has been responsible for the creation of the China Wide Web, an on-line business information and communications system which spans China. There are four primary financial information vendors servicing the Chinese market: Reuters, Telerate (Dow Jones), Hong Kong Data, and Xinhua.


ITEM 2. DESCRIPTION OF PROPERTIES.

         In January, 2000 the Company entered into a 3-year lease expiring December 31, 2002 for approximately 2,169 square feet of office space at 16830 Ventura Boulevard, Suite 211, Encino, California at a monthly rental of $4,771.

         CBCom has entered into a 5-year lease for its China headquarters that expires February 28, 2003 for approximately 6,000 square feet at A No. 9 Dong Tucheng Road, Heping Street, Chao Yang District, Beijing, China, at a monthly rental of $5,208 per month payable in the form of shares of CBCom common stock. The aggregate rental ($312,500) has been prepaid by the issuance of 625,000 shares of CBCom common stock to Far East Trading Company, beneficially owned by shareholders of CBCom.

         Each of the facilities are adequate for the Company's current needs.


ITEM 3. LEGAL PROCEEDINGS

         CBCom entered into a settlement agreement with Bernard Luskin, the former Chief Executive Officer of CBCom, in January, 1999, settling an outstanding dispute for unpaid salary and other compensation. Mr. Luskin had an employment contract with CBCom which guaranteed payment of his salary through an escrow account containing 800,000 shares of common stock of Amtec, Inc., which shares were pledged by Polmont Investments, Ltd., a British Virgin Islands corporation controlled by one of the principal stockholders of CBCom.

         Through the settlement, the parties agreed that Mr. Luskin will receive unpaid salary and bonus through May 15, 1999 totaling $520,833 plus additional compensation as may be determined by binding arbitration; but in no event shall CBCom's liability exceed the value of the shares held in escrow. Mr. Luskin waived any rights to satisfy any claims against CBCom from any assets other than those shares held in the escrow account. CBCom was obligated to repay Polmont the amount it paid to Mr. Luskin from the sale of its Amtec, Inc. shares. Polmont has agreed to accept payment in the form of shares of CBCom, Inc. valued at $0.50 per share. Due to the nature of this off-balance sheet financing, the Company recognized prepaid interest of $220,000 and the corresponding amount in additional paid-in capital and amortized the prepaid interest over the period of three years(now fully written off).

            As of September 30, 2000 the Company reached a final settlement with the former CEO wherein he would accept an additional 190,000 shares held in the escrow as full and final settlement of all claims. The estimated value of those shares was $629,375. As part of the agreement any interest in the Company's stock or options would be transferred back to the Company. The Company has recognized the loan payable to Polmont, the entire settlement has been paid and the matter is finalized.

         On August 30, 1999, a law suit was filed in the Superior Court of the State of California against CBCom, Inc., Max Sun, and Charles Lesser (Case No. LCO49888) by Com VU Corporation, a Delaware corporation, based on an alleged breach of a prior agreement between CBCom and Com VU. The parties entered into a merger agreement on March 26, 1999, which merger was never effected. Com VU is alleging CBCom (i) failed to consummate the merger by failure to use its best efforts to effect it (ii) failed to pay $50,000 in outstanding debts to two shareholders on behalf of Com Vu (iii) terminated the agreement improperly and
(iv) breached a covenant of good faith. Com Vu is requesting payment of the $50,000 plus losses of approximately $15,000 in expenses and costs. CBCom disputed the allegations of the claims and defended the action vigorously.

         As of September 1, 2000, Com Vu Corporation, in a letter from its counsel, has accepted CBCom's proposal to resolve the complaint and cross complaint in this matter by each side releasing the other and dismissing the lawsuit. Pursuant to this agreement, no payments will be made by or to either side. This settlement has been memorialized in a formal settlement agreement.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of security holders during the fourth quarter of 2000.


                               PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         There has never been a market for the Common Equity of the Registrant.

Recent Sales of Unregistered Securities


1997
         During 1997, the Company sold securities that were exempt from registration under the Securities Act. These transactions are described below.

On April 23, 1997, the Company issued 2,000,000 shares of common stock at $0.20 per share to one of the founding shareholders for total proceeds of $400,000.

On April 23, 1997, the Company issued 937,5000 shares of common stock at $0.20 per share to Mr. Gordon Gao in exchange for his company's, Beijing CBCom Telecommunications and Consulting Co. Ltd., assets of $187,500 (mainly office equipment, furniture and fixtures) located in Beijing, China.

         On December 31, 1997, the Company issued 200,000 shares of common stock at $0.50 per share to Robert and Gilda Marx Family Trust for total proceeds of $100,000. Both Robert and Gilda Marx, the beneficiaries of the trust are personal friends of the former CEO and director of the Company, Bernard Luskin. The Marx's are sophisticated and accredited investors and they had full access to all relevant information relating to the Company and its business. Accordingly, this issuance was deemed to be exempt from registration pursuant to
Section 4(2) of the Securities Act and the shares are deemed to be restricted securities.

1998

         During 1998, the Company sold securities that were exempt from registration under the Securities Act. These transactions are described below.

         On January 1, 1998, the Company issued 500,000, 250,000, and 125,000 (a total of 875,000) shares of common stock to its CEO, CFO, and chief engineer, respectively, at $.001 per share as a bonus for their services from April 1997 to December 31, 1997. The Company received proceeds of $875 and recognized compensation cost of $436,625, based on a fair value of $.50 per share. The transaction was private in nature and the shares were issued to affiliates of the Company who were capable of evaluating the merits and risks of the shares and had full access to all relevant information relating to the Company and its business. Accordingly, this issuance was deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act and the shares are deemed to be restricted securities.

         On March 1, 1998, the Company issued 625,000 shares of common stock at $0.50 per share in exchange for the future rent in its Beijing representative office for the next five years. The prepaid rental of $312,500 will be amortized over the next five years. The shares were issued to two investors residing outside the United States and bear a legend regarding the restrictions on resale in the United States. The issuance of these shares were deemed exempt from registration pursuant to Regulation S of the Securities Act.

         On April 24, 1998, the Company issued 8,000,000 shares of common stock at $0.20 per share to convert a loan from Mr. Sun, the President of the Company, of $1,600,000. This conversion price was specified on August 31, 1997 between the original founders and the Company. The loan was made to the Company from time to time on an as-needed basis from June 15, 1997 to April 24, 1998 and was not converted into common stock until the loan totaled $1,600,000. From early October to early December 1998, Mr. Sun converted an additional $160,000 of his loans into 320,000 shares of common stock at $0.50 per share in four tranches. The issuance of stock upon conversion of debt was private in nature and the shares were issued to an affiliate of the Company who was capable of evaluating the merits and risks of the shares and had full access to all relevant information relating to the Company and its business. Accordingly, these issuances were deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act and the shares issued are deemed to be restricted securities and bear a legend regarding resale restrictions. Mr. Sun subsequently transferred 6,962,500 of these shares to eleven individuals or entities who are all close personal friends and/or relatives of Mr. Sun and sophisticated investors. All of the investors had the opportunity to question Mr. Sun on the business and financial aspects of the Company. The investors also had the opportunity to review any of the books and records of the Company. Mr. Sun held the securities approximately 8 months before conversion and transfer. All of the certificates issued to the investors have been affixed with legends restricting transfers and sales. Ten of the eleven investors reside in and are citizens of foreign countries. The resale of these restricted shares by Mr. Sun was made pursuant to a claimed Section "4 1/2" exemption in which a non-issuer sells securities in a private transaction and, as to the ten foreign investors, also a claimed Regulation S exemption.

         On December 31, 1998, the Company issued 400,000,  400,000, and 320,000
(a total of 1,120,000) shares of common stock at $0.50 per share to three directors, Max Sun, Frank Zhu and Gordon Gao, respectively, as their employment compensation of $200,000, $200,000, and $160,000, respectively for four months in 1997 (recognized in 1997) and the year of 1998 in accordance with their respective employment agreements. The transaction was private in nature and the shares were issued to affiliates of the Company who were capable of evaluating the merits and risks of the shares and had full access to all relevant information relating to the Company and its business. Accordingly, this issuance was deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act and the shares are deemed to be restricted securities.

         On December 31, 1998, the Company issued 1,250,000 shares of common stock at $0.001 per share in exchange for the promotion and facilitation services provided by Sinoway Limited (Sinoway) registered in the British Virgin Islands, with a corporate office in Hong Kong. Sinoway is an affiliate company of Shanghai Stock Exchange Communication Co. Ltd. ("SSE"). Sinoway promised to obtain exclusive licenses to use VSAT satellite systems owned by SSE and the logo and name of SSE. Sinoway agreed to pay $0.001 per share for these 1,250,000 shares of common stock. Accordingly, the Company recognized a notional stock subscription of $1,250 and a promotion expense for the License/Contract of $623,750. If these licenses were obtained, the cost would be amortized over the life of joint venture with SSE and SXTST(?). However, these shares are forfeitable depending on the success of setting up the equity joint venture among the Company, SSE, and SXTST and obtaining the exclusive licenses. If the joint venture has been set up and exclusive licenses to use the satellite communication network owned by Shanghai Stock Exchange and use the logo and name of Shanghai Stock Exchange have not been obtained, the issuance of stock will be canceled. As of November 30, 2000, the license has not yet been obtained. The shares were issued to one investor residing outside the United States and bear a legend regarding the restrictions for those residing in the United States. The issuance of these shares were deemed exempt from registration pursuant to Regulation S of the Securities Act.

1999

         During 1999, the Company sold securities that were exempt from registration under the Securities Act. These transactions are described below.

         On February 1, 1999, the Company conducted a private placement to issue 600,000 warrants at $0.25 per warrant in four tranches to Cuong Hai Tran, an existing shareholder, and received total proceeds of $135,000, net of a finders fee of $15,000. Each warrant carries an exercise price of $0.25 per share and allows each holder of warrants to exercise at any time on or before January 31, 2004. Accordingly, the Company reserved 600,000 shares of common stock for the exercise of these warrants. The transaction was private in nature and the shares were issued to an accredited individual who was capable of evaluating the merits and risks of the shares and had full access to all relevant information relating to the Company and its business. Accordingly, this issuance was deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act and the shares are deemed to be restricted securities.

         On May 10, 1999, the Company conducted a private placement to issue 100,000 shares of common stock at $0.50 per share to Theresa Li and received total proceeds of $45,000, net of a finders fee of $5,000. This offering was private in nature and the shares were sold to one sophisticated investor who is a personal friend of Mr. Sun and who the Company reasonably believes was capable of evaluating the merits and risks of an investment in the Company and had full access to all relevant information relating to the Company and its business and the opportunity to ask Mr. Sun questions relating to the business. Accordingly, this offering was deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act and the shares issued are deemed to be restricted securities and bear a legend to that effect.

         From May 14, to June 4, 1999, the Company conducted a private placement to issue 45,000 shares of common stock at $1.00 per share in three tranches to Mr. Nipa Konnerat and Universal Trader, Inc., and received total proceeds of $40,500, net of a finders fee of $4,500. Suzanna Gopez is the controlling shareholder of Universal Trader, Inc. This offering was private in nature and the shares were sold to two sophisticated investors who the Company reasonably believes were capable of evaluating the merits and risks of an investment in the Company and had full access to all relevant information relating to the Company and its business. Accordingly, this offering was deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act and the shares issued are deemed to be restricted securities and bear a legend to that effect.

         On June 22, 1999, the Company issued 40,000 shares of common stock at $0.50 per share to Theresa Li, an existing shareholder. The Company received total proceeds of $18,000, net of a finders fee of $2,000. This offering was private in nature and the shares were sold to one existing shareholder who is a sophisticated investor and who the Company reasonably believes was capable of evaluating the merits and risks of an investment in the Company and had full access to all relevant information relating to the Company and its business. Accordingly, this offering was deemed to be exempt from registration pursuant to
Section 4(2) of the Securities Act and the shares issued are deemed to be restricted securities and bear a legend to that effect.

         On August 31, 1999, the Company conducted a private placement to issue 23,000 shares of common stock at $1.00 per share in three tranches to Vicky Dy and Ming and Phet Houn, two accredited individual investors and received total proceeds of $20,700, net of a finders fee of $2,300. This offering was private in nature and the shares were sold to two accredited investors who the Company reasonably believes were capable of evaluating the merits and risks of an investment in the Company. Accordingly, this offering was deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act and the shares issued are deemed to be restricted securities and bear a legend to that effect.

         On August 25, 1999, the Company issued 30,000 shares of common stock at $0.50 per share to an Theresa Li, existing shareholder. Consequently, the Company received total proceeds of $13,500, net of a finders fee of $1,500. The transaction was private in nature and the shares were issued to a sophisticated investor who the Company reasonably believes was capable of evaluating the merits and risks of the investment and had full access to all relevant information relating to the Company and its business. Accordingly, this issuance was deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act and the shares are deemed to be restricted securities.

         On August 26, 1999, the Company conducted a Regulation D, Rule 506 offering to issue 50,000 shares of common stock at par value of $0.001 per share to 300 accredited shareholders through Appletree Investment Company Limited, an off-shore investment company in order to satisfy its goal to be listed on the NASDAQ OTC Bulletin Board. On December 22, 1999, the Company completed the offering, issued 50,000 shares of common stock, and recognized a merger transaction expense of $49,950. The $50 cash was received subsequent to December 31, 1999. The shares are deemed to be restricted securities and bear a legend to that effect. On November 30, 2000, this transaction was cancelled and the $50.00 was returned to Appletree and the 50,000 shares were cancelled.

         On September 15, 1999, the Company conducted a private placement to issue 20,000 shares of common stock at $1.00 per share to Nhon Vuong and Jackie Khanthaphixay. Consequently, the Company received total proceeds of $18,000, net of a finders fee of $2,000. This offering was private in nature and the shares were sold to two sophisticated investors who the Company reasonably believes were capable of evaluating the merits and risks of an investment in the Company and had full access to all relevant information relating to the Company and its business. Accordingly, this offering was deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act and the shares issued are deemed to be restricted securities and bear a legend to that effect.

         On September 24, 1999, the Company sold 30,000 shares of common stock at $0.50 per share to Theresa Li, an existing shareholder. The Company received total proceeds of $13,500, net of a finders fee of $1,500. This offering was private in nature and the shares were sold to an existing sophisticated shareholder who the Company reasonably believes was capable of evaluating the merits and risks of an investment in the Company and had full access to all relevant information relating to the Company and its business. Accordingly, this offering was deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act and the shares issued are deemed to be restricted securities and bear a legend to that effect.

         On September 24, 1999, the Company entered into a merger agreement with Abbacy Corporation (a public shell company), to acquire 100% of its equity. On October 8, 1999, the Board of Directors and the majority shareholders of the constituent corporations approved the merger. In accordance with the merger agreement, Abbacy filed a Form 8-K with the SEC on October 19, 1999 to indicate that CBCom, Inc. would be the successor of the reporting entity in accordance with Rule 12 (g)(3) of the Securities Exchange Act. On December 22, 1999 the Company issued 250,000 shares of common stock valued at $1.00 per share to the sole shareholder of Abbacy in exchange for 100% of its equity interest. Accordingly, the Company recognized $250,000 of merger expense. The transaction was private in nature and the shares were issued in a negotiated, arms-length transaction. Through its due diligence, Abbacy Corporation had full access to all relevant information relating to the Company and its business. Accordingly, this issuance was deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act and the shares issued are deemed to be restricted securities.

         On November 1, 1999, the Company's principal shareholder, Mr. Sun, converted $70,000 of shareholder loan into 140,000 shares of common stock at $0.50 per share. The issuance of stock upon conversion of debt was private in nature and the shares were issued to an affiliate of the Company who was capable of evaluating the merits and risks of the shares and had full access to all relevant information relating to the Company and its business. Accordingly, this issuance was deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act and the shares issued are deemed to be restricted securities and bear a legend regarding resale restrictions.

         On December 30, 1999, the Company's principal shareholder and President, Mr. Sun, converted $578,370 of shareholder loan into 1,156,740 shares of common stock at $0.50 per share. He subsequently sold the shares to Tan Siong Bee, who is the beneficial holder for TSB International Inc. Ms. Tan is an aunt of Mr. Sun and an accredited individual. Mr. Sun disclaims any beneficial ownership in these shares. The issuance of stock upon conversion of debt was private in nature and the shares were issued to the President of the Company who was capable of evaluating the merits and risks of the shares and had full access to all relevant information relating to the Company and its business. Accordingly, these issuances were deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act and the shares issued are deemed to be restricted securities and bear a legend regarding resale restrictions. The resale of these restricted shares by the President was made pursuant to a claimed Section "4 1/2" exemption in which a person (non-issuer) sells securities in a private transaction and since she is a foreign investor, a claimed Regulation S exemption. The securities were held by the President for eighteen months prior to conversion and sale to Ms. Bee. The shares received by TSB International are deemed to be restricted securities and the stock certificate bears a legend to that effect.

2000

         In April and June 2000, Mr. Max Sun converted loans aggregating $270,400 into 468,500 shares of common stock. The issuance of stock upon conversion of debt was private in nature and the shares were issued to an affiliate of the Company who was capable of evaluating the merits and risks of the shares and had full access to all relevant information relating to the Company and its business. Accordingly, these issuances were deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act and the shares issued are deemed to be restricted securities and bear a legend regarding resale restrictions.

         In April and June 2000, Mr. Steve Meadows, Chief Engineer of CBCom, Inc. was issued an aggregate of 317,000 shares of common stock for services rendered since 1999. The Company has recognized compensation cost of $226,500 and deemed payroll expense of $90,500. The transaction was private in nature and the shares were issued to an affiliate of the Company who was capable of evaluating the merits and risks of the shares and had full access to all relevant information relating to the Company and its business. Accordingly, this issuance was deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act and the shares are deemed to be restricted securities.

         On December 30, 2000 Polmont Investments, Ltd. converted loans totaling $1,142,446 into 2,284,892 shares of common stock in accordance with the letter of agreement between Polmont Investments Ltd.and the Company dated March 27, 1999.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

      The following selected financial data is as of and for the years ended December 31, 2000 and 1999.
                                                    ----------------------------
                                                    December 31,    December 31,
                                                           1999            2000
                                                    ------------   -------------
Statements of Operations Data:             (in thousands, except per share data)
Net sales ........................                      $      -       $      -
Cost of sales ....................
                                                        --------       --------
Gross profit .....................                             -              -
Operating expenses:
  General and administrative .....                         1,772          1,823

  Merger Expense..................                                400
                                                        --------       --------
    Total operating expenses .....                         2,172          1,823
                                                        --------       --------
Income (loss) from operations ....                        (2,172)        (1,823)
Interest expense, net ............                           106          1,218
Other (income) expense, net ......                           (11)
                                                        --------       --------
Income (loss) before income taxes.                        (2,267)        (3,041)
Provision (benefit) for income taxes                           1              1
                                                        --------       --------
Net income (loss) ................                       $(2,268)       $(3,042)
                                                        ========       ========


Net income (loss) per common share:
  Basic ..........................                       $ (0.15)       $ (0.17)
                                                        ========       ========
  Diluted ........................                       $ (0.15)       $ (0.17)
                                                        ========       ========
Common shares used in computing per share amounts:
  Basic ..........................                    15,568,879      17,604,656
                                                      ==========      =========
  Diluted ........................                    15,568,879      17,604,656
                                                      ==========      =========

                                                    December 31,    December 31,
                                                           1999            2000
                                                    ------------   -------------
Balance Sheet Data:                                (in thousands)
Cash and cash equivalents ........                       $    32       $      9
Total assets .....................                           473            209
Total liabilities ................                         1,586          1,558
Total stockholders' equity .......                        (1,113)        (1,350)

Overview

         CBCom, Inc. ("the Company") was incorporated under the laws of the State of Delaware on April 23, 1997 and is registered to do business as a foreign corporation in the State of California. The strategic mission of the Company is to participate in the development of telecommunication, internet, and information service businesses in the People's Republic of China. The Company will seek to acquire existing Internet Service Providers (ISP)and web based content providers (ICP) and operate through a series of sino-foreign joint venture companies. The Company previously established a joint venture in order to operate in the pager network business in China; however, this venture was closed due to the inability at that time to raise sufficient capital. The Company incurred consecutive losses in 1997, 1998, 1999 and 2000.


      The following table summarizes certain key financial information:
-----------------------------------------------------------------
                                         Change
                               2000       from       1999
                              ($000s)  prior year   ($000s)
-----------------------------------------------------------------
 Net Sales                   $   -                 $   -
-----------------------------------------------------------------
 Gross Profit                $   -                 $   -
-----------------------------------------------------------------
 General and Administrative
   Expenses                  $ 1,823         2%    $ 1,772

-----------------------------------------------------------------
 Merger Expenses            $                      $   400
-----------------------------------------------------------------
Interest Expense,Net        $  1,218               $   107
Other (Income), Net         $                      $    11

-----------------------------------------------------------------
 Provision (Benefit) for
   Income Taxes             $      1               $    1


-----------------------------------------------------------------


Results of Operations

Fiscal Years Ended December 31, 2000 and December 31, 1999

         The Company has been in the development stage since its inception in April, 1997. To date, there have been no revenues generated from any of the operations of the Company. General and administrative expenses consist principally of business development expenses in China, and salaries and other overhead expenses in the United States, as well as legal and other professional services. General and administrative expenses increased by 2% from 1999 to year 2000. The main difference between 1999 and 2000 was a large one-time compensation settlement of $629,375 to the ex-CEO in 2000 offset by reduced overhead expenses and write-offs in both the United States and China offices.

         The total general and administrative expenses in 2000 were approximately the same as in 1999. The difference, however, is that much of the Company's business development expenses were written off during 1998 and 1999. During 2000, the Company has written off $81,000 of the expenses of CBCom China, its representative office in Beijing which was less than prior years. The Company wrote off $180,000 in 1999 of funds advanced to CBCom China and recorded as part of G&A expense.

         CBCom China has been active in securing potential joint venture projects and in the technical development of the Microtron pager. The balance of the Microtron pager inventory and development expenses amounting to $143,491 was written off in 1999 as these costs were determined to not have any future economic value.

         The  largest   component  of  operating  expense  has  been  management
salaries; some of the management compensation has been paid by issuance of common stock and some of the salaries remain accrued, not yet paid. In April and June 2000, the Chief Engineer was issued 317,000 shares for services performed during 1999 through June 2000 totaling $226,500. Although 181,000 of these shares were converted at $.50 per share, the Company had to record an additional $90,500 of deemed payroll expense as the fair market value of the common stock was deemed to be $1.00. At December 31, 2000 the Company has salaries payable of $760,200, some of which may be converted into common stock. Management salaries decreased in year 2000 by $260,550 due to the resignation of Frank Zhu, Chairman of CBCom China and the cessation of salary payments to Bernard Luskin, the ex-CEO during 1999. The Company incurred a one time charge in year 2000 of $629,375 as a one-time final compensation settlement to the ex-CEO.

         In addition to management salaries, the most significant overhead expenses of the Company have been legal and accounting expenses, and merger expenses. The Company undertook a merger with ComVu Corporation, a dormant public shell company during 1998 and decided to terminate that merger when the OTC Bulletin Board (OTCBB) eligibility requirements were changed in January of 1999. The Company undertook and completed a merger with ABBACY Corporation, a public shell company in October of 1999. The Company recognized $100,000 of legal fees in connection with the merger and $250,000 related to the issuance to the shareholders of Abbacy Corporation of 250,000 shares of CBCom, Inc. common stock valued at $1.00 per share. Most of the company's legal work was completed in 1999 and legal expenses decreased by $90,000 in year 2000.

           Interest expense for year 2000 totaled $1,218,817; however all of the interest expense was non-cash expenditure. The majority of interest expense was the total amortization of the remaining prepaid interest of $165,000 relating to the loan from Polmont Investments Limited plus $985,262 of deemed interest caused by converting loans advanced by Polmont during 2000 at $0.50 per share when the fair market value of the common stock of the Company was deemed to be $1.00 per share. The entire loan was converted to common stock on December 30, 2000. The balance of the interest expense consists of interest waived on shareholder loans.

Plan of Operation

         CBCom was formed to develop telecommunications projects and Internet-related information services in the People's Republic of China. CBCom establishes joint venture partnerships with Chinese companies having data networking technologies or customer bases to which CBCom will contribute United States technology and management resources. In order to execute its Business Plan, CBCom plans to list its common shares on the OTC Bulletin Board and undertake a Private Placement of $5.0-10.0 million. The funds will be used to capitalize the joint venture partnerships and acquire internet companies in China. If CBCom is unable to raise funds through a Private Placement, the Company will remain dependent upon its major shareholders for funds and would have to alter its acquisition strategy and timetable.

         To limit the use of valuable cash reserves, CBCom will negotiate its first acquisitions using only CBCom shares. The terms of any acquisition must give operating control of the acquired business to CBCom. CBCom will provide the necessary operating cash as well as management and technical staff to operate the consolidated business. There is good cause to believe that owners of the ISPs in China will welcome the opportunity to own stock in a United States public company.

         ECommerce has not yet become a mainstream business in China, as credit cards are essentially non-existent, and its parcel delivery services are inadequate. ICP businesses offering free information and services financed solely by web site "banner ads" are not yet profitable. The most secure Internet revenues are those paid to the Internet Service Providers, as anyone wishing to access the Internet must pay access fees. There is a large profit potential for ISPs both now and in the foreseeable future.

         Entering this business is attractive, as start-up costs are relatively low. This has resulted in a large number of small, unsuccessful ISPs and ICPs, that are under capitalized. The typical smaller ISP is unable to support its overhead, even less capable of proper marketing, and is thus unable to increase its subscribers enough to turn a profit.

         CBCom plans an aggressive series of mergers, acquisitions, and service expansions. CBCom will offer convenient accessibility through local access numbers nationwide, fast access speeds, high quality customer support, and user-friendly services, all of which are currently lacking in China but are taken for granted in America. Internet Content will include unique and targeted applications on its various web sites thereby drawing an ever-increasing customer base to its ISP business, as well as generating revenue by charging fees for specialized information and service web sites.

         In order to quickly reach a profitable number of subscribers, CBCom plans to acquire a number of smaller ISPs and by using current technology, combine the existing customers into a single ISP. The infrastructure requirements of a very small ISP are essentially the same as that of a very large ISP and the cost to maintain operations are virtually fixed. Therefore the single most important component of profitability is a high number of subscribers. By acquiring existing businesses, CBCom will immediately benefit from achieving economies of scale.

         CBCom has entered into a memorandum of understanding with Shanghai Stock Exchange Communication Co., Ltd. ("SSECC") and Shanghai Xingtong Telecommunications Science & Technology Co., Ltd. to form a Sino-foreign joint venture to develop a financial data network in China called "China Financial Network" or "CFN". SSECC is a subsidiary of the Shanghai Stock Exchange formed as a joint venture between Shanghai Stock Exchange and Shanghai Stock Central Clearing Company. The memorandum contemplates that SSECC will provide access to its existing satellite communication system as well as licenses, permissions and rights to use the logo, name and promotional information of the Shanghai Stock Exchange. Shanghai Xingtong Telecommunications will participate in network design and management to ensure efficient utilization of the satellite network and will provide technical assistance. CBCom will provide the resources to collect and compile global financial information, United States technology, management resources and capital.

         The memorandum of understanding anticipates the project planned in two phases. Phase I is to market and distribute financial information in Chinese provided by the Shanghai Stock Exchange over a network to various terminals throughout China, exclusively targeting Chinese stockbrokers, financial institutions and corporate users. The financial information provided will include prices for commodities and futures, precious metals, Asian and global equities and foreign currencies, global market indexes and real time international news and commentary. The information provided will differ from information provided by competitors in that it will be entirely in Chinese at a lower rate. Phase II is to market to individual consumers real-time financial data, news and on-line investment trading bundled as a single service, developing into the equivalent of a commercial Internet Service Provider.

         The parties to the memorandum must enter into a joint venture and obtain the required approvals from the Chinese government authorities by June 30, 2001 or lose the exclusive right to the use of the SSECC satellite communication system. CBCom has advanced $250,000 in start-up expenses which was expensed during 1998 and which could be credited toward its capital contribution to the joint venture company when the joint venture is completed. If the joint venture has not been set up and exclusive licenses to use the satellite communication network owned by Shanghai Stock Exchange and use the logo and name of Shanghai Stock Exchange have not been obtained, the issuance of promotional stock to Sinoway, Ltd. could be cancelled.

         CBCom intends to continue its development of the Microtron 2000 in addition to the development of the joint venture project for the creation of the China Financial Network. CBCom believes that the Shanghai Stock Exchange and its members provide a ready market for the sale of the Microtron 2000 and its capability to receive stock quotes.

Liquidity and Capital Resources

         The Company has suffered losses in 1997, 1998, 1999 and 2000 and had negative working capital in 1997, 1998, 1999 and 2000, respectively. The Company was funded initially by two of its founding shareholders in the amounts of $400,000 and $1,600,000, respectively. During 1999, the Company raised money through a series of private placements netting $304,000 after selling commissions. In addition, one of the Company's directors and major shareholders has provided the Company with loan funds that were convertible into Common Stock at a price of $0.50 per share until April 24,2000 and $1.00 per share thereafter. Funds loaned to the Company equaled $679,000 in 1998, $136,900 in 1999 and $599,706 in 2000.

         One of the Company's directors and major shareholders continues to provide the Company with substantial financing sources. The director has provided a letter of support indicating that he pledges to provide continuous financial support to enable the Company to satisfy its working capital requirements and to complete its commitments to its joint venture projects. The Financial Statements have been prepared assuming that the Company will continue as a going concern. The audit report indicates that the Company has a limited operating history, has incurred substantial losses and at December 31, 2000 has a shareholders' deficit and that those conditions raise substantial doubt about the company's ability to continue as a going concern. While there is no assurance that funding will be available, the Company is continuing to actively seek funding to complete its joint venture projects and execute its Business Plan through equity and/or debt financing. Without outside funding, the Company is totally dependent upon its major shareholders and would need to reconsider its Business Plan.

RISK FACTORS

CBCom is currently operating at a loss.

          CBCom has had no revenue to date and has had significant losses. CBCom has been forced to borrow funds to maintain its operations. Its ability to develop operations is dependent upon its ability to generate sales of its paging units, to develop an ISP business or to develop the proposed China Financial Network. Due to the Company's poor financial condition, the Company's independent certified public accountants modified their report on the Company's December 31, 2000 financial statements to include an explanatory paragraph in which they express substantial doubt about the Company's ability to continue as a going concern.

CBCom commenced operations in 1997 and has a limited operating history.

         CBCom commenced operations in 1997 and has only a limited history of operations which to date have not been profitable. Its operations are subject to the risks and competition inherent in the establishment of a relatively new business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including market acceptance of its concepts, market awareness, reliability and acceptance of the Internet, dependability of its distribution network, and general economic conditions. There is no assurance that CBCom will achieve its expansion goals and the failure to achieve such goals would have an adverse impact on it.

Need for additional capital.

         CBCom needs additional capital in order to implement its business plan, to continue its operations and pay outstanding liabilities. CBCom anticipates that it will seek to raise additional capital through the sale of its equity or debt securities or through borrowings from commercial lending institutions. CBCom has no commitments from any financial sources for such funding and there is no assurance that CBCom will be able to locate any such funding. The inability of CBCom to raise additional capital could result in its inability of continue its operations.

Prior joint venture did not succeed.

         CBCom entered into an earlier joint venture for the development of its paging network. CBCom was unable to provide the capital required to fund the joint venture and the term of the joint venture expired without development. There is no assurance that CBCom will be able to provide the funding necessary in the proposed joint venture with SSECC. If it is unable to provide such capital, the proposed business plan of the joint venture would not be able to continue.

Enforceability of certain civil liabilities.

         Certain of CBCom's officers and directors reside outside the United States. Many of the assets of these persons are, and CBCom anticipates that a substantial portion of the assets that may developed or acquired by it will be located outside the United States. As a result, it may not be possible for investors to effect service of process within the United States upon such persons, or to enforce against CBCom's assets or against such personal judgments obtained in United States courts predicated upon the liability provisions, and most particularly the civil liability provisions, of the United States securities laws or state corporation or other law.

Investment in Far East generally.

         The Company anticipates that it will initially focus its development efforts on telecommunication projects and opportunities located in China and the Far East. Because of government controls and lack of established information systems, information regarding projects in which the Company may participate located in China and the Far East will be difficult for United States investors to obtain and investors will be unable to track the progress of the Company. In addition, if the Company begins operations in China or the Far East it will be subject to the risks incident to the ownership and operation of businesses therein. These risks include, among others, the risks of internal political or civil unrest, war, or government restrictions. These risks are dynamic and difficult to quantify. The Company will be subject to the risks normally associated with changes in general national economic conditions or local market conditions, competition, patronage, changes in market rates, and the need to periodically upgrade and replace equipment to maintain desirability, and to pay the costs thereof. Although many of the governments of the countries of the Far East have liberalized policies on international trade, foreign ownership and development, investment, and currency repatriation, increasing both international trade and investment accordingly, such policies might change unexpectedly. The Company will be affected by the rules and regulations regarding foreign ownership of real and personal property, including telecommunication switching stations, land lines and other property. Such rules may change quickly and dramatically which may have an adverse impact on ownership and may result in a loss without recourse of property or assets of the Company. Hong Kong is in a period of transition from British control over it to control by China. It is uncertain what changes may result from such transition with regard to business, foreign property ownership, restrictions on development, taxes or other factors.

Investment in China in particular.

         Because the operations of the Company are expected to be based to a substantial extent in China, the Company will be subject to the rules and restrictions governing China's legal and economic system as well as general economic and political conditions in that country. These include the following:

         Political and Economic Matters. Under its current leadership, the government of the People's Republic of China ("PRC") has been pursuing economic reform policies, which include the encouragement of private economic activity and greater economic decentralization. There can be no assurance, however, that the Chinese government will continue to pursue such policies, or that such policies will be successful if pursued. Changes in policies made by the Chinese government may result in new laws, regulations, or the interpretation thereof, confiscatory taxation, restrictions on imports, currency devaluations or the expropriation of private enterprise which may, in turn, adversely affect the

Company. Furthermore, business operations in China can become subject to the risk of nationalization, which could result in the total loss of ownership and control of any assets or operations that may be developed by the Company in China. Also, economic development may be limited by the imposition of austerity measures intended to reduce inflation, the inadequate development of an infrastructure, and the potential unavailability of adequate power and water, transportation, communication networks, raw materials and parts.

         Legal System. The PRC's legal system is a civil law system based on written statutes. Unlike the common law system in the United States, decided legal cases in the PRC have little value as precedents. Furthermore, the PRC does not have a well-developed body of laws governing foreign enterprises. Definitive regulations and policies with respect to such matters as the permissible percentage of foreign investment and permissible rates of equity returns have not yet been published, statements regarding these evolving policies have been conflicting, and any such policies, as administered, are likely to be subject to broad interpretation and modification, perhaps on a case-by-case basis. As the legal system in the PRC develops with respect to such new forms of enterprise, foreign investors may be adversely affected by new laws, changes in existing laws (or interpretation thereof) and the preemption of provincial or local laws by national laws. The Company's operations in China, if any are developed (of which there can be no assurance) will be subject to administrative review and approval by various national and local agencies of the PRC government. Management intends that the Company's operations will comply with applicable administrative requirements; however, there is no assurance that the Company will be able to timely obtain the necessary administrative approvals for any projects that it determines to develop.

         Foreign Currency Exchange. The Renminbi ("Rmb"), the currency of China, is not a freely convertible currency. Both conversion of Rmb into foreign currencies and the remittance of Rmb abroad are subject to the PRC government approval. The Company intends to develop telecommunication systems in the Far East including China and anticipates that initially it may earn revenues, if any, and incur costs, in Rmb.

         Prior to January 1, 1994, Rmb earned within China were not freely convertible into foreign currencies except with government permission, at rates determined at swap centers, where the exchange rates often differed substantially from the official rates quoted by the People's Bank of China. On January 1, 1994, the People's Bank of China introduced a managed floating exchange rate system based on the market supply and demand and proposed to establish a unified foreign exchange inter-bank market among designated banks. In place of the official rate and the swap center rate, the People's Bank of China publishes a daily exchange rate for Rmb based on the previous day's dealings in the inter-bank market. It is expected that swap centers will be phased out. However, the unification of exchange rates does not imply full convertibility of Rmb into United States dollars or other foreign currencies. Payment for imported materials and remittance of earnings outside of China are subject to the availability of foreign currency which is dependent on the foreign currency-denominated earnings of the entity or allocated to the Company by the government at official exchange rates.

         Approval for exchange at the exchange center is granted to enterprises in China for valid reasons such as purchases of imported goods and remittance of earnings. While conversion of Rmb into dollars or other foreign currencies can generally be effected at the exchange center, there is no guarantee that it can be effected at all times. There is still uncertainty as to how foreign enterprises will be treated under this new system or whether the system will be changed again in the future. In the event of shortages of foreign currency, the Company may be unable to convert sufficient Renminbi into foreign currency to enable it to comply with foreign currency payment obligations it may have.

         PRC Regulation of the Telecommunications Industry. The Ministry of Posts and Telecommunications (the "MPT") regulates the telecommunications industry in China. The MPT directly or indirectly regulates entry into the telecommunications industry, scope of permissible business, interconnection and transmission line arrangements, technology and equipment standards, and other aspects of the Chinese telecommunications industry. Such regulation may limit the Company's flexibility to respond to certain development opportunities. In addition, changes in the regulations or policies governing such regulatory framework could have an adverse effect on the Company. The Company may have to obtain certain licenses, if required, from the MPT in order to commence its proposed business. There is no assurance that it will be able to obtain such licenses, or if obtained, that they will not be untimely revoked or suspended. The rates that the Company will be permitted to charge for telecommunications services, if any are developed, are subject to regulation by the State Planning Commission, the MPT, and relevant Provincial Price Bureaus. Once authorized by such regulatory agencies, there can be no assurance that changes in the tariffs and rates would not have a material adverse effect on any Company business and results of operations, if any had been developed. Management and affiliates own enough shares to control shareholder vote. CBCom's executive officers and directors beneficially own approximately 17.6% of the outstanding common stock of CBCom. These officers and directors do not have controlling interest over matters requiring shareholder approval. Over 6,500,000 shares of the outstanding common stock of CBCom is owned by companies or individuals with familial relationships to the officers and directors of CBCom, over which such officers and directors claim no beneficial ownership or voting control. However, taken together the shares owned by the executive officers and directors and those individuals or entities with familial relationships have controlling interest over matters requiring stockholder approval, including the election of directors and the approval of material corporate matters such as change of control transactions. The effects of such control could be to delay or prevent any attempt to change control of CBCom instigated by shareholder action without management support.

Issuance of future shares may dilute investors share value.

         The Certificate of Incorporation as amended of CBCom authorizes the issuance of 80,000,000 shares of common stock and 20,000,000 shares of preferred stock. The future issuance of all or part of the remaining authorized common stock may result in substantial dilution in the percentage of the Company's common stock held by the its then existing shareholders. Moreover, any common stock issued in the future may be valued on an arbitrary basis by CBCom. The issuance of the Company's shares for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by investors, and might have an adverse effect on any trading market, should a trading market develop for the Company's common stock.

The possibility of CBCom issuing preferred stock with certain preferences may depress market price of the common stock.

         CBCom has 20,000,000 shares of non-designated preferred stock authorized which it may issue from time to time by action of the Board of Directors. The Board of Directors may designate series or classes of preferred shares without shareholder consent which designations may give the holders of the preferred stock voting control and other preferred rights such as to liquidation and dividends. The authority of the Board of Directors to issue such stock without shareholder consent may have a depressive effect on the market price of CBCom's common stock even prior to any such designation or issuance of the preferred stock.

The possibility of issuing preferred stock for anti-takeover effect could prevent takeovers favored by shareholders.

         The Board of Directors has the authority, without further approval of stockholders, to issue preferred stock, having such rights, preferences and privileges as the Board of Directors may determine. Any such issuance of shares of preferred stock, under certain circumstances, could have the effect of delaying or preventing a change in control of CBCom or other take-over attempt and could adversely materially affect the rights of holders of shares of the common stock.

Officers and directors have limited liability and have indemnity rights.

         The Certificate of Incorporation and By-Laws of CBCom provide that CBCom indemnify its officers and directors against losses sustained or liabilities incurred which arise from any transaction in such officer's or director's respective managerial capacity unless such officer or director violates a duty of loyalty, did not act in good faith, engaged in intentional misconduct or knowingly violated the law, approved an improper dividend, or derived an improper benefit from the transaction. The Company's Certificate of Incorporation and By-Laws also provide for the indemnification by it of its officers and directors against any losses or liabilities incurred as a result of the manner in which such officers and directors operate the Company's business or conduct its internal affairs, provided that in connection with these activities they act in good faith and in a manner which they reasonably believe to be in, or not opposed to, the best interests of the Company and their conduct does not constitute gross negligence, misconduct or breach of fiduciary obligations.

Penny Stock Regulation

         Upon commencement of trading in the Company's stock, if a market is developed and if the Company is accepted for trading on the OTC Bulletin Board (of which there can be no assurance) the Company's common stock may be deemed a penny stock. Penny stocks generally are equity securities with a price of less than $5.00 per share other than securities registered on certain national securities exchanges or quoted on the Nasdaq Stock Market, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The Company's securities may be subject to "penny stock rules" that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the "penny stock rules" require the delivery, prior to the transaction, of a disclosure schedule prescribed by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. Consequently, the "penny stock rules" may restrict the ability of broker-dealers to sell the Company's securities. The foregoing required penny stock restrictions will not apply to the Company's securities if such securities maintain a market price of $5.00 or greater. There can be no assurance that the price of the Company's securities will reach or maintain such a level.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

            See Item 13 of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

            None

                              PART      III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Name                         Age                        Title

Chian Yi (Max) Sun           36       Chairman of the Board, President, Director

Charles A. Lesser            54       Secretary,  Treasurer,   Chief   Financial
                                      Officer, Director

Gordon Xia Gao               31      General Manager, CBCom China and Director

MR. MAX SUN is Chairman, President, and a Director of the Company since 1997. Mr. Sun founded and was President of Microtron, Inc., a company that has developed and distributed pagers in China. Mr. Sun was a founding shareholder and Senior Vice President, International, of Amtec, Inc. an American Stock Exchange Company constructing telecommunications networks in China. Previously, he was founder and President of Interactive TeleVideo, Inc. (ITV), a company that designed interactive circuitry network products. Mr. Sun has been an investment banker in Hong Kong and China. He holds a Bachelor of Arts degree in Accounting from New York University.

Mr. CHARLES A. LESSER is Secretary, Treasurer, Chief Financial Officer and a Director of the Company since June, 1997. Prior to joining CBCom, Inc. Mr. Lesser has served as an independent Consultant to early stage companies. From 1994-1995, he was Vice President of Worldwide Corporate Finance, a company which raised private capital. Previously, Mr. Lesser was Chief Financial Officer of Weider Sporting Goods, Inc., a manufacturer and distributor of health and fitness products. He has worked as both a management consultant and auditor with Alder, Green & Hasson in Los Angeles, KPMG Peat Marwick in Houston and Deloitte & Touche in Johannesburg, South Africa. He holds an M.B.A. from the University of the Witwatersrand in South Africa and a B.A. in Economics from the University of Pittsburgh in Pennsylvania.

MR. GORDON GAO is a Director since 1997, a founding shareholder and General Manager of CBCom China, a representative office of CBCom. His area of expertise is telecommunications market development and fund raising. From 1995 to 1997, he was President of Beijing CBCom Telecommunications and Consulting Co. Ltd., developing a pager for use in the Chinese market. From 1993 to 1995, he wasExecutive Assistant, Director of Domestic Branch Offices and Director of Foreign Investment and Fund-raising for Catch Communications Group, a major telecommunications company in China. Mr. Gao has extensive start-up and operational experiences in the paging industry in China. Mr. Gao is a computer science graduate of Beijing University.

ITEM 10 -- EXECUTIVE COMPENSATION

     The following table summarizes the compensation for the three most recent fiscal periods ended December 31, 2000, December 31, 1999 and December 31, 1998 of our Chief Executive Officer and the three most highly compensated other executives and officers whose total annual salary and bonus exceed $100,000.

                           SUMMARY COMPENSATION TABLE
                                                        ANNUAL COMPENSATION               LONG TERM COMPENSATION
                                              ---------------------------------------   --------------------------
                                                                             OTHER       RESTRICTED     SECURITIES
                                                                            ANNUAL          STOCK       UNDERLYING
                                                               BONUS        COMPEN-        AWARDS         OPTIONS/
 NAME AND PRINCIPAL POSITION(1)      YEAR      SALARY($)        ($)       SATION ($)          ($)           SARS
--------------------------------   --------   -----------   ----------   ------------   ------------   -----------
Bernard J. Luskin, former            2000      $629,375            0              0              0       (500,000)
Chairman and Chief                   1999       131,250            0              0              0        500,000
Executive Officer   (1)              1998       350,000     $100,000              0        250,000              0

Chian Yi (Max) Sun                   2000      $150,000            0              0              0        300,000
Chairman and President (2)           1999       150,000            0              0              0              0
                                     1998       150,000            0              0              0        312,500

Charles A. Lesser                    2000      $150,000            0        $16,000              0        250,000
Chief Financial Officer  (3)         1999       150,000            0         16,000              0        250,000
                                     1998       150,000            0         16,000        125,000        150,000

Gordon Gao                           2000      $120,000            0              0              0        150,000
General Manager, CB   (2)            1999       120,000            0              0              0              0
China                                1998       120,000            0              0              0        125,000


(1) Mr. Luskin left the company during 1999 and his salary and bonus was accrued through May 15, 1999 in accordance with his settlement agreement. During 2000, a final settlement was agreed amounting to $629,375. At December 31, 2000 no compensation is still owed. Under the terms of the settlement agreement, Mr. Luskin's stock options have been cancelled and revert back to the company's stock option plan.
 (2) The total salary amount for 1999 and 2000 has been accrued. The company was unable to pay compensation and in December, 1999 offered to convert the amounts owed into Common Stock at a price of $1.00 per share, the current fair market value. Salaries due for 1997 and 1998 had been converted at December, 1998 into Common stock at $0.50 share, the fair market value at that time.
 (3) Salary of $75,000 for 2000 has been accrued. The company has offered to convert the amounts owing into Common Stock at a price of $1.00 per share, the current market value at December, 1999. Other Compensation consists of an auto allowance and contribution to the company's 401 (k) plan.

OPTION/SAR GRANTS IN LAST FISCAL PERIOD

         The following table sets forth the information concerning individual grants of stock options and stock appreciation rights ("SARs") during the period ended December 31, 2000. All of the options granted in the year ended December 31, 2000 have terms of ten (10) years. A total of 850,000 options were granted to four employees and one consultant in the 12-month period ended December 31, 2000 under CBCom's 1998 Employee Stock Option Plan.

OPTION/SAR GRANTS IN LAST FISCAL PERIOD

                                                       INDIVIDUAL GRANTS
                                 -------------------------------------------------------------
                                    NUMBER OF        % OF TOTAL
                                   SECURITIES       OPTIONS/SARS
                                   UNDERLYING        GRANTED TO      EXERCISE OR
                                  OPTIONS/SARS      EMPLOYEES IN     BASE PRICE     EXPIRATION
             NAME                  GRANTED(#)      FISCAL PERIOD       ($/SH)          DATE
------------------------------   --------------   ---------------   ------------   -----------

Max Sun           ..........2000      300,000            35.3%       $ 1.00          06/30/10
Charles A. Lesser...........2000      150,000            17.6%       $ 1.00          06/30/10
Gordon Gao       ...........2000      150,000            17.6%       $ 1.00          06/30/10
Steven Meadows   ...........2000      150,000            17.6%       $ 1.00          06/30/10

--------------------------------------------------------------------------------
                        Aggregated Option Exercises in the 2000 Fiscal Year
                                 and Fiscal Year-End Option Value
--------------------------------------------------------------------------------
                              Number of Securities          Value of Unexercised
                    Underlying Unexercised Options          In the Money Options
                         Exercisable/Unexercisable     Exercisable/Unexercisable

--------------------------------------------------------------------------------
Chian Yi (Max) Sun             462,500/150,000                   $179,688/$0.00
Charles A. Lesser              575,000/75,000                    $287,500/$0.00
Hong Wei (Frank)Zhu            187,500/0                         $107,813/$0.00
Gordon Gao                     200,000/75,000                    $71,875/$0.00
Steven Meadows                 200,000/75,000                    $71,875/$0.00
--------------------------------------------------------------------------------

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table contains information regarding the shareholdings of CBCom's current directors and executive officers and those persons or entities who beneficially own more than 5% of its common stock (giving effect to the exercise of warrants or options exercisable within sixty days held by each such person or entity):

                                             Amount of Common       Percent of
                                             Stock Beneficially     Common Stock
                                             Owned (1) (2)            Owned (2)

Chian Yi (Max) Sun (3)                            2,368,500              11.4%
President, Director
52, Jalan Kelochor
Kota Bharu, Kelantan, Malaysia

Charles A. Lesser (4)                               777,500               3.7%
Chief Financial Officer, Director
5801 Serrania Avenue
Woodland Hills, California 91367

Gordon Xia Gao (5)                                  697,500               3.0%
Director
484 E California Blvd #11
Pasadena, California 91106

Wong Lip Ting                                     1,250,000               6.2%
Wake Little Treasure Ltd.
297 Prince Edward Road, Suite 6A
Erin Court, Hong Kong

Soon Cheh Siong
Jesmax Investment Ltd. (6))                       1,200,000               5.9%
Suite 12.33, Petama Komplek
Jalan Tunku Abdul Rahman
50100 Kuala Lumpur, Malaysia

TSB International Inc. (7)                        1,156,740               5.7%
Havelet Trust Co (BVI) Ltd.
Box 3186, Abbott Building
Road Town , Tortola,
British Virgin Islands

Ren Zhen Tian (8)                                 1,200,000               5.9%
7C, 1 Block Jia 2
Zuo Jia Zhuang Road
Chao Yang District
Beijing, China

Sinoway Co. Ltd. (9)                              1,250,000               6.2%
191 Java Road
North Point, Hong Kong

Sun Chiah Yee (10)                                3,594,892              17.8%
Polmont Investments, Ltd.
126, Jalan Dedap, Ampang Prima Jaya
68000 Ampang
Selangor, Malaysia

All directors and                                 3,768,500              17.6%
executive officers as
a group (3 persons) (11)

--------------------
(1)      Based upon 20,232,632 outstanding shares of common stock.
(2) Assumes exercise of warrants, options or other rights, if any, to purchase securities held by the named shareholder exercisable within sixty days of the date hereof.
(3) Includes 906,000 shares owned directly by Mr. Sun and 1,000,000 shares held by Joy Luck Communication Ltd. of which Mr. Sun may be deemed to be the beneficial owner. Mr. Sun also has options to purchase 612,500 shares, of which 462,500 are exercisable within 60 days at prices ranging between $.425 and $1.00 per share.
(4) Mr. Lesser has options to purchase 650,000 shares of common stock of which 575,000 are exercisable within 60 days at prices ranging between $.425 and $1.00 per share.

(5) Mr. Gao has options to purchase 275,000 shares of common stock held, of which 200,000 are exercisable within 60 days at prices of $.425 and $1.00 per share.
(6) Beneficially owned by Mr. Soon Cheh Siong, familially related to Max Sun, President and a director of the company. Mr. Soon also holds 200,000 shares in his own name. Mr. Sun disclaims beneficial ownership of any of these shares.
(7) Beneficially owned by Tan Siong Bee, familially related to Max Sun, President and a director of the Company. Ms. Tan also holds 300,000 shares in her own name. Mr. Sun disclaims beneficial ownership of any of these shares.
(8) Beneficially owned by persons who are familially related to Zhu Hong Wei, a director of the Company. Mr. Zhu disclaims beneficial ownership of these shares.
(9) Beneficially owned by Zhu Yi Wei who is both the controlling shareholder and director of Sinoway Co. Ltd. (10) Polmont Investments, Ltd., converted a promissory note on December 30, 2000 into 2,344,892 shares of common stock. Ms. Sun owns 1,250,000 shares in her own name. Ms. Sun, the principal owner of Polmont, is the sister of Mr. Max Sun, the Company's President and a director of the Company. Mr. Max Sun disclaims beneficial ownership of Ms. Sun's or Polmont's shares.
(11)     Includes options to purchase 1,537,500 shares.

ITEM  12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Since inception, Mr. Max Sun, President, a director, and controlling shareholder, has extended credit to CBCom and is expected to continue to extend credit to it. CBCom has executed a note for the funds borrowed from Mr. Sun. On April 24, 1998 CBCom converted $1,600,000 of its outstanding note and issued 8,000,000 shares of common stock to Mr. Sun or designee. The outstanding note provides for interest at 7% per annum but such interest charge has been waived by Mr. Sun. The note also contains conversion rights for all outstanding amounts owed subsequent to April 24, 1998, at a conversion rate of $.50 per share. Between April 24, 1998 and December 31, 1998, $160,000 of the loan was converted into 320,000 shares of common stock. During 1999, $648,370 of the loan was converted into 1,296,740 shares of common stock. On April 24, 2000 the note renewed and the conversion price was increased to $1.00 per share to reflect the market value at that time. During 2000, $270,400 of the loan was converted into 468,500 shares. At December 31, 2000 the balance owed to Mr. Sun was $329,306.

         Polmont Investments, Ltd. has agreed to pay on behalf of CBCom, Inc., through sale of up to 800,000 of the Amtec, Inc. shares owned by it, the agreed funds payable to Mr. Bernard Luskin in regard to CBCom's settlement with Mr. Luskin. Polmont Investments, Ltd., a British Virgin Islands corporation, is controlled by a shareholder of CBCom and the sister of the president of CBCom, Inc. According to a letter of agreement dated March 27, 1999, Polmont had agreed to accept repayment in the form of shares of CBCom, Inc. valued at $0.50 per share. On December 30, 2000 Polmont converted its entire loan balance of $1,142,446 into 2,284,892 shares of common stock of the Company. The Company recorded $985,262 of deemed interest expense on the difference between the conversion price of $0.50 per share and the deemed fair market value of $1.00 per share for all funds advanced by Polmont during the year 2000.

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K.

         (a)   See Index to Financial Statements  immediately  following Exhibit
               Index

         (b    There were no reports filed on Form 8-K.


         (c)   Exhibits

EXHIBIT NO.   DESCRIPTION OF EXHIBIT                          MANNER OF FILING

1.1           Agreement and Plan of Merger and amendment      Form 10SB12G dated
              thereto between Abbacy Corporation and          December 11, 2000
              CBCom, Inc. dated September 24, 1999

1.2           Certificate of Incorporation of CBCom, Inc.
              and amendments                                    *

1.3           By-Laws of CBCom, Inc.                            *

10.1          CBCom, Inc. 1998 Stock Option Plan                *

10.2          Convertible Promissory Note, due April 24,
10.2.1        2001 between CBCom, Inc. and Max Sun             herein

10.3          Convertible Promissory Note, due April 24,        *
              2000 between CBCom, Inc. and Max Sun

10.4          Memorandum of Understanding between CBCom,        *
              Inc., Shanghai Stock Exchange Communications
              Co. and Shanghai Xingtong Telecommunications
              Science and Technology, Ltd.

10.5          Office Lease  between  Cornerstone  Suburban      *
              Office,  L.P. and CBCom,  Inc. dated January
              1, 2000

10.6          Settlement Agreement Between Radio, Computer      *
              &  Telephone,  Inc. and CBCom,  Inc.,  dated
              April 16, 1999 regarding pager technology.

10.7          Letter of Agreement between Polmont  Investment   *
              Limited and CBCom, Inc. dated March 27, 1999 regarding loan of securities as collateral for the employment agreement of Bernard Luskin.

27            Financial Data Schedule                           herein

*     Included with the filing of the Form-10SB12G

                                   CBCOM, INC.
                          (a development stage company)

                     REPORT ON AUDITED FINANCIAL STATEMENTS


                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 2000

                                   CBCOM, INC.
                          (a development stage company)

                          INDEX TO FINANCIAL STATEMENTS




Report of Independent Certified Public Accountants                  F-2

Financial Statements
     Balance Sheets                                                 F-3
     Statements of Operations                                       F-4
     Statements of Shareholders' Deficit                            F-5 - F-6
     Statements of Cash Flows                                       F-7 - F-8

Notes to Financial Statements                                       F-9

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors
CBCom, Inc. (a development stage company)

We have audited the accompanying balance sheets of CBCom, Inc., (a development stage company) as of December 31, 1999 and 2000 and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 1999 and 2000. We also audited the statements of operations, stockholders' deficit, and cash flows for the period from inception (April 23, 1997) through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CBCom, Inc. at December 31, 1999 and 2000 and the results of its operations and its cash flows for the years ended 1999 and 2000, and the period from inception (April 23, 1997) through December 31, 2000, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a limited operating history, has incurred substantial losses, and at December 31, 2000, has a working capital deficiency and shareholders' deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                              BDO International



------------------------
Shanghai, PRC
February 7, 2001

                                   CBCOM, INC.
                          (a development stage company)
                                 BALANCE SHEETS
                                                         December 31,
                                                 -------------------------------
                                                         1999             2000
ASSETS                                           -------------    --------------
Current assets:
   Cash                                        $       31,844   $         9,241
   Prepaid expenses                                     4,771                 -
                                                -------------    --------------
Total current assets                                   36,615             9,241

Furniture, fixtures and equipment, net (Note 2)        53,288            34,404
Other assets:
   Deposits                                            19,897            29,722
   Prepaid interest (Note 7)                          165,000                 -
   Prepaid rent in Beijing representation
               office (Note 6)                        197,917           135,416
                                                -------------    --------------
Total other assets                                    382,814           165,138
                                                -------------    --------------
Total assets                                   $      472,717   $       208,783
                                                =============    ==============
LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                             $      331,412   $       261,526
  Salaries payable - Former CEO (Note 6)              363,649                 -
  Salaries payable - Employees                        557,250           760,200
  Accrued expenses                                    129,922           159,775
  Income tax payable                                    2,400             3,200
  Capital lease obligation - current (Note 6)          32,433            32,433
  Loan payable - shareholders (Note 5)                 11,988            11,988
                                                -------------    --------------
Total current liabilities                           1,429,054         1,229,122
                                                -------------    --------------
Loan payable - shareholders (Note 5)                                    329,306
Loan from a related party (Note 5)                    157,184                 -
                                                -------------    --------------
Total liabilities                                   1,586,238         1,558,428
                                                -------------    --------------
Commitments and Contingencies (Notes 5, 6, 7, and 8)

Shareholders' deficit:
   Common stock at par value of $0.001
     per share, 80,000,000 shares                      17,212            20,233
     authorized, 17,212,240 and 20,232,632
     shares issued and outstanding,
     respectively (Notes 7 and 8)
  Paid-in capital                                   6,021,944         8,824,966
   Subscription receivable                             (1,300 )          (1,250)
  Accumulated deficit during the development stage (7,151,377 )     (10,193,594)
                                                -------------    --------------
Total shareholders' deficit                        (1,113,521 )      (1,349,645)
                                                -------------    --------------
Total liabilities and shareholders' deficit    $      472,717   $       208,783
                                                -------------    --------------
                 See accompanying notes to financial statements.

                                   CBCOM, INC.
                          (a development stage company)

                            STATEMENTS OF OPERATIONS

                                         Year ended December 31,               From Inception
                                                                            (April 23, 1997) to
                                                                                December 31,
                                     ------------------------------------
                                         1999                 2000                   2000
                                    ----------------     ---------------     ---------------------
Net sales                          $               -    $              -    $                    -

Cost of sales                                      -                   -                         -
                                    ----------------     ---------------     ---------------------
Gross profit                                       -                   -                         -

General and administrative expense         1,771,692           1,822,600                 8,443,203

Merger transaction expense (Note 7)          399,950                   -                   399,950
                                    ----------------     ---------------     ---------------------
Loss from operations                      (2,171,642 )        (1,822,600 )              (8,843,153 )

Other income (expense):
  interest expense, net                     (106,698 )        (1,218,817 )              (1,341,686 )
   Other, net                                 10,905                   -                    (5,555 )
                                    ----------------     ---------------     ---------------------
Loss before income taxes                  (2,267,435 )        (3,041,417 )             (10,190,394 )

Income tax provision (Note 3)                    800                 800                     3,200
                                    ----------------     ---------------     ---------------------
Net loss                           $      (2,268,235 )   $    (3,042,217 )    $        (10,193,594 )
                                    ================     ===============      ====================
Weighted average number of
common shares outstanding                 15,568,879          17,604,656
                                    ================     ===============
Basic and diluted loss per share   $           (0.15 )   $         (0.17 )
                                   =================     ===============

                 See accompanying notes to financial statements.

                                   CBCOM, INC.
                          (a development stage company)

                       STATEMENTS OF SHAREHOLDERS' DEFICIT
                               (See Notes 7 and 8)

                                                                            Additional
                                                                             Paid-In       Stock       Accumulated
                                                        Shares     Amount     Capital    Subscription    Deficit       Total
                                                      ----------  -------   ----------  ------------   -----------   ---------
Issuance of stock for cash ($.20 per share)            2,000,000 $  2,000  $   398,000 $           -  $          -  $  400,000
Issuance of stock for assets ($.20 per share)            937,500      937      186,563             -             -     187,500
Issuance of stock for cash ($.50 per share)              200,000      200       99,800             -             -     100,000
Net loss                                                       -        -            -             -    (1,849,328 ) (1,849,32)
                                                      ----------  -------   ----------  ------------   -----------   ---------
Balance, December 31, 1997                             3,137,500    3,137      684,363             -    (1,849,328 ) (1,161,82)

Issuance of stock for signing bonus ($.50 per share)     875,000      875      436,625             -             -     437,500
Issuance of stock for rental expense in                  625,000      625      311,875             -             -     312,500
   Beijing ($.50 per share)
Conversion of  shareholder's loan ($.20 per share)     8,000,000    8,000    1,592,000             -             -   1,600,000
Conversion of shareholder's loan ($.50 per share)        320,000      320      159,680             -             -     160,000
Issuance of stock for directors' compensation          1,120,000    1,120      558,880             -             -     560,000
   ($.50 per share)
Issuance of stock for promotion and                    1,250,000    1,250      623,750        (1,250 )           -     623,750
   facilitation service ($.50 per share)
Issuance of stock options                                      -        -      112,500             -             -     112,500
Forgiveness of interest on shareholders loan                   -        -       11,561             -             -      11,561
Net loss                                                       -        -            -             -    (3,033,814 ) (3,033,81)
                                                      ----------  -------   ----------  ------------   -----------   ---------
Balance, December 31, 1998                            15,327,500  15,327    4,491,234        (1,250 )   (4,883,142 )  (377,831 )

Issuance of warrants for cash                                  -        -      135,000             -             -     135,000
Deemed interest for Polmont                                    -        -      220,000             -             -     220,000
Issuance of stock for cash ($.45 per share)              100,000      100       44,900             -             -      45,000
Issuance of stock for cash ($.90 per share)               10,000       10        8,990             -             -       9,000
Issuance of stock for cash ($.90 per share)               35,000       35       31,465             -             -      31,500
Issuance of stock for cash ($.45 per share)               40,000       40       17,960             -             -      18,000
Issuance of stock for cash ($.90 per share)               23,000       23       20,677             -             -      20,700
Issuance of stock for cash ($.45 per share)               30,000       30       13,470             -             -      13,500
Issuance of stock for cash ($.90 per share)               20,000       20       17,980             -             -      18,000
Issuance of stock for cash ($.45 per share)               30,000       30       13,470             -             -      13,500
Compensation from issuance of stock options                    -        -       18,750             -             -      18,750
Issuance of stock for merger with Abbacy                 250,000      250      249,750             -             -     250,000
   ($1.00 per share)
Regulation D, Rule 506 issuance ($1.00 per                50,000       50       49,950           (50 )           -      49,950
   share)
Conversion of  shareholder's loan ($.50 per            1,296,740    1,297      647,073             -             -     648,370
   share)
Forgiveness of interest on shareholder's loan                  -        -       41,275             -             -      41,275
Net loss                                                       -        -            -             -    (2,268,235 ) (2,268,23)
                                                      ----------  -------   ----------  ------------   -----------   ---------
Balance, December 31, 1999                            17,212,240   17,212    6,021,943        (1,300 )  (7,151,377 ) (1,113,52)

                                      F-5

                                   CBCOM, INC.
                          (a development stage company)

                 STATEMENTS OF SHAREHOLDERS' DEFICIT (continued)
                               (See Notes 7 and 8)

                                                                            Additional
                                                                             Paid-In       Stock       Accumulated
                                                        Shares     Amount     Capital    Subscription    Deficit       Total
                                                      ----------  -------   ----------  ------------   -----------   ---------
Proceeds of Regulation, D, Rule 506 issuance                   -        -            -            50             -          50
Conversion of shareholder loan to stock                  396,200      396      197,704             -             -     198,100
   ($0.50 per share)
Conversion of shareholder loan to stock                   72,300       72       72,228             -             -      72,300
   ($1.00 per share)
Settlement of payroll payable to stock ($1.00            317,000      317      316,683             -             -     317,000
   per share)
Cancellation of Regulation D, Rule 506 issuance          (50,000 )    (50 )          -             -             -         (50 )
Conversion of Polmont loan ($0.50 and $1.00            2,284,892    2,285    2,125,423             -             -   2,127,709
   per share)
Forgiveness of interest on shareholder loans                   -        -       77,866             -             -      77,866
Compensation cost resulting from stock options                 -        -       13,119             -             -      13,119
Net loss                                                       -        -            -             -    (3,042,217 ) (3,042,21)
                                                      ----------  -------   ----------  ------------   -----------   ---------
Balance, December 31, 2000                            20,232,632 $ 20,233  $ 8,824,966 $      (1,250 )$ (10,193,594)$(1,349,64)
                                                      ========== ========   ==========  ============    ===========  =========

                 See accompanying notes to financial statements.

                                   CBCOM, INC.
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents

                                                       Year ended December 31,        From Inception
                                                                                        (April 23,
                                                                                         1997) to
                                                                                        December 31,
                                                     ----------------------------
                                                         1999             2000              2000
                                                      ------------     -----------     ----------------
Cash flows from operating activities:
   Net loss                                         $  (2,268,235 ) $  (3,042,217 )    $   (10,193,594 )

   Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
     Depreciation and amortization                         18,885          81,385              124,437
     Write-off assets in Beijing                                -               -              187,500
     Write-off of pager inventory                         136,620               -              136,620
     Issuance of stock for signing bonus                        -               -              436,625
     Accrued interest expense on shareholder's loan        41,275          77,866              130,702
        Settlement on former CEO's claim-see Note 5                       629,375              629,375
     Deemed interest related to Polmont loan               55,000       1,150,262            1,205,262
     Compensation cost related to options granted          18,750          13,119              144,369
     Issuance of stock for promotion and
         facilitation service                                   -               -              623,750
     Issuance of stock for deemed payroll expense               -          90,500              650,500
     Issuance of stock for merger transaction expenses    250,000               -              250,000
     Changes in operating assets and liabilities:
       Receivables                                          8,655               -                    -
       Pager inventory                                          -               -             (136,620 )
       Deposits                                            (5,376 )        (9,825 )            (29,722 )
       Prepaids                                           112,729           4,771              169,583
       Accounts payable                                   213,640         (69,886 )            261,526
       Salaries payable                                   607,500         421,689            1,444,771
       Accrued liabilities and income tax payable         106,388          30,652              162,975
                                                     ------------     -----------     ----------------

Net cash used in operating activities                    (704,169 )      (622,309 )         (3,801,941 )
                                                     ------------     -----------     ----------------
Cash flows from investing activities:
   Purchase of furniture and equipment                          -               -             (64,336)
   Refund of purchase price on a piece of furniture           500               -                  500
                                                     ------------     -----------     ----------------

Net cash provided by (used in) investing activities           500               -              (63,836 )
                                                     ------------     -----------     ----------------

                                      F-7

                                   CBCOM, INC.
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS (continued)
                Increase (Decrease) in Cash and Cash Equivalents

                                                       Year ended December 31,        From Inception
                                                                                        (April 23,
                                                                                         1997) to
                                                                                        December 31,
                                                     ----------------------------
                                                         1999             2000              2000
                                                      ------------     -----------     ----------------
Cash flows from financing activities:
   Repayment of capital lease                                 (71 )             -                  (71 )
   Reversal of Appletree private placement                      -             (50 )                (50 )
   Proceeds from shareholder loans                        149,000         599,706            3,246,325
   Repayments to shareholders                              (7,566 )             -             (226,261 )
   Proceeds from issuance of stock                        354,150              50              855,075
                                                     ------------     -----------     ----------------

Net cash provided by financing activities                 495,513         599,706            3,875,018
                                                     ------------     -----------     ----------------

Net increase (decrease) in cash and cash equivalents     (208,156 )       (22,603 )              9,241

Cash and cash equivalents, beginning of period            240,000          31,844                    -
                                                     ------------     -----------     ----------------

Cash and cash equivalents, end of period            $      31,844    $      9,241    $           9,241
                                                     ============     ===========     ================
Supplementary information
Cash paid during the year:
   Interest                                         $       2,048    $          -    $           5,563
                                                     ============     ===========     ================
Supplemental disclosure of non - cash activities
   Issuance of stock to purchase selected           $           -    $          -    $         187,500
     assets in CBCom Beijing
   Capital lease                                                -               -               32,504
   Issuance of stock for signing bonus                          -               -              436,625
   Issuance of stock for prepaid rents in Beijing               -               -              312,500
   Conversion of shareholder loans and salary             648,370       1,639,346            4,047,716
   Issuance of stock for directors' compensation                -               -              560,000
   Issuance of stock for promotion and facilitation service     -               -              623,750
   Issuance of stock for merger transaction expenses      250,000               -              250,000
   Deemed interest for Polmont                            220,000               -              220,000
   Forgiveness of interest accrued                         34,876          77,866              124,303
                                                     ============    ============      ===============

                 See accompanying notes to financial statements.

                                   CBCOM, INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1--BASIS OF PRESENTATION

Background of Organization and Going Concern Uncertainty

CBCom, Inc. ("the Company") was incorporated under the laws of the State of Delaware on April 23, 1997 and is registered to do business as a foreign corporation in the State of California. The strategic mission of the Company is to participate in the development of telecommunication, Internet, and information service businesses in the People's Republic of China. The Company will seek to acquire existing Internet Service Providers (ISP) and web based Internet content providers (ICP) and operates through a series of Sino-foreign joint venture companies. The Company previously established a joint venture in order to operate in the pager network business in China; however, this venture was closed due to the inability at that time to raise sufficient capital.

The Company's headquarters is located in Encino, California. From August 1997 to the present, the Company has maintained a representative office in Beijing for the purpose of oversight of its China projects.

The Company incurred consecutive losses in 1997, 1998, and 1999 and 2000 and had negative working capital in 1998, 1999 and 2000 respectively, that raises substantial doubt about its ability to continue as a going concern. Historically, one of the Company's directors and major shareholders provided the Company with substantial financing sources. The director has provided a letter of support indicating that he pledges to provide continuous financial support to enable the Company to satisfy its working capital requirements and to complete its commitments to the Company's joint venture projects on a going concern basis. While there is no assurance that funding will be available, the Company is continuing to actively seek funding to complete the Shanghai joint venture project through equity and/or debt financing. There is an uncertainty that management fund raising will be successful. The accompanying financial statements do not include any provisions or adjustments, which might result from the outcome of the uncertainty discussed above.

Basis of Accounting

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and are presented in U.S. dollars.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Furniture, Fixtures and Equipment

Property and equipment are stated at cost. Depreciation is computed primarily using the estimated useful lives of the assets as follows:
                                                                Estimated
                                                                Useful Life
                                                                 (in years)
                                                             ----------------

Furniture and fixtures                                                7
Equipment                                                             5

Maintenance, repairs and minor renewals are charged directly to expenses as incurred. Additions and betterment to property and equipment are capitalized. When assets are disposed of, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the statement of operations.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from these estimates.

Inventory

During periods up to December 31, 1999, the Company had carried certain quantities of parts used to assemble pagers. Management assessed the fair value of pager inventory as of December 31, 1999 and found that these pager inventories did not have any future economic benefits because development work had been completed and there were no current sales. Accordingly, the Company wrote the value of $136,620 off during 1999.

Fair Value of Financial Instruments

The carrying amount of cash, accounts payable, accrued expenses, and short-term loan payable are reasonable estimates of their fair value because of the short maturity of these items. The fair value of the shareholder loan is not significantly different than its carrying value due to the interest rate which approximates to the interest rate the Company could get from third parties.

Income Taxes

The Company accounts for income taxes using the liability method, which requires an entity to recognize deferred tax liabilities and assets. Deferred income taxes are recognized based on the differences between the tax bases of assets and liabilities and their reported amounts in the financial statements which will result in taxable or deductible amounts in future years. Further, the effects of enacted tax laws or rate changes are included as part of deferred tax expenses or benefits in the period that covers the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized.

Adoption of SFAS No. 121

The Company adopted the provisions of Statement of Financial Accounting Standards No. 121 (SFAS No. 121) "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which requires impairment losses to be recorded on long-lived assets being developed, based on fair value, when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Examples of indicators of impairment include a significant decrease in the market value of an asset, a significant change in the extent or manner in which an asset is used or a significant adverse change in legal or business factors that could affect the value of an asset.

Stock Based Compensation

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" ("SFAS 123"), establishes a fair value method of accounting for stock-based compensation plans and for transactions in which a company acquires goods or services from non-employees in exchange for equity instruments. SFAS 123 also gives the option to account for stock-based employee compensation in accordance with Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock issued to Employees," or SFAS 123. The Company elected to follow APB No. 25 which measures compensation cost for employee stock options as the excess, if any, of the fair market price of the Company's stock at the measurement date over the amount an employee must pay to acquire stock.

Earnings (Loss) Per Share

Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). The statement replaces the calculation of primary and fully diluted earnings (loss) per share with basic and diluted earnings (loss) per share. Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings (loss) per share. The 1,250,000 options and 2,100,000 options in 1999 and 2000 were not included in calculating weighted average outstanding shares as they have an anti-dilutive impact on loss per share.

New Accounting Standards Not Yet Adopted

Statement of Financial Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133) requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 was originally to be effective for fiscal years beginning after June 15, 1999. SFAS No. 137 has deferred the effective date of SFAS 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to affect its financial statements.

Reclassification

Certain reclassifications have been made to the prior year financial statements to conform to 2000 presentation.

NOTE 2--FURNITURE, FIXTURES AND EQUIPMENT

Furniture, fixtures and equipment consists of:
                                                          December 31,
                                                -----------------------------
                                                     1999             2000
                                                ------------     ------------
  Furniture and fixtures                       $       7,216    $       7,216
  Equipment                                           89,124           89,124
                                                ------------     ------------
                                                      96,340           96,340

Accumulated depreciation                             (43,052 )        (61,936 )
                                                ------------     ------------
  Net                                           $     53,288     $     34,404
                                                ============     ============

Depreciation expense was $18,885 and $18,884 for the years ended December 31, 1999, and 2000.


NOTE 2--FURNITURE, FIXTURES AND EQUIPMENT

Included in equipment are the following assets held under capital leases:
                                                           December 31,
                                                -----------------------------
                                                    1999             2000
                                                ------------     ------------
  Equipment                                   $      32,504    $      32,504
  Accumulated depreciation                          (16,254 )        (22,755 )
                                               ------------     ------------
  Net                                          $     16,250     $      9,749
                                               ============     ============

NOTE 3--INCOME TAXES

The provision for income taxes consists of:
                                                 Year ended December 31,
                                         -----------------------------------
                                                1999                2000
                                          --------------     ----------------
  Income tax provision (state)          $           800    $             800
                                         --------------     ----------------
                                        $           800    $             800
                                         --------------     ----------------
The components of the net deferred tax
asset and liability are as follows:
                                                    December 31,
                                       ------------------------------------
                                               1999                2000
                                       ----------------    ----------------
Deferred tax assets:
     Net operating loss carryforwards $       2,591,000   $       3,081,000
     Salary and bonus accrual                   331,000             303,000
     Capital loss carryforward                    7,000               7,000
                                       ----------------    ----------------
     Subtotal                                 2,929,000           3,391,000
     Valuation allowance                     (2,929,000 ) $      (3,391,000 )
                                       ----------------    ----------------
     Net                               $              -    $              -
                                       ================    ================

Management is unable to determine whether the realization of the net deferred tax asset is more likely than not to realize, therefore, a 100% valuation allowance has been established. The Company's effective tax rate differs from the expected rate due primarily to the Company not recognizing the benefit arising from its net operating losses due to uncertainty regarding the use of the tax benefit.

The Company had accumulated net operating losses of approximately $7,735,000 as of December 31, 2000, for Federal and California state income tax purposes to offset future taxable income, if any, and expire at various dates through the year 2020 for federal income tax purposes and through the year 2005 for California state income tax purposes. However, the utilization of net operating losses may be subject to certain limitations as prescribed by Section 382 of the Internal Revenue Code. The Company has a capital loss carryforward of $17,994 which will expire in 2003.


NOTE 4--JOINT VENTURE PROJECTS

The Company signed a Memorandum of Understanding with Shanghai Stock Exchange Communication Co. (SSEC), a subsidiary of the Shanghai Stock Exchange on January 31, 1999. The purpose of the Memorandum of Understanding is to establish a Sino-U.S. equity joint venture company, in which CBCom, Inc. will hold 70% of the equity. The joint venture company will distribute real time stock and financial data in China using the satellite communications system owned by Shanghai Stock Exchange Communication Co. At a later time, the joint venture plans to create an Internet Service Provider (ISP) in China. The Company has incurred $250,000 in start-up expense which was expensed during 1998 and which could be credited toward its capital contribution to the joint venture company when the joint venture is completed.

Licenses/Contracts

In 1998, the Company issued 1,250,000 shares of common stock valued at $0.50 per share to Sinoway Limited in exchange for services related to obtaining an exclusive license to use SSEC's VSAT satellite system and other telecommunication infrastructures and the name and logo, etc., of SSEC. Accordingly, the Company recognized a notional stock subscription receivable of $1,250 and promotion service for License and Contract of $623,750 in 1998. As the chance of obtaining the license is uncertain, the fees paid for promotional services were expensed during 1998. As of December 31, 2000, the Company believed that it is probable that the said joint venture could take place in 2001. However no assurances can be given that such an event will occur.

NOTE 5--RELATED PARTY TRANSACTIONS

Shareholder Loans

The Company's operations have been financed by capital injection from shareholders and loans from shareholders. On April 23, 1997, the first individual investor injected cash of $400,000 in exchange for 2,000,000 shares of common stock. Another investor promised to inject cash of $1,600,000. Both investors agreed that the $1,600,000 should be injected on an as-needed basis from June 15, 1997 forward and that the advance will be recorded as a loan from shareholder first and will be converted into common stock at a conversion price of $0.20 per share when the total amount reaches $1,600,000. If the other investor does not inject cash up to $1,600,000 by June 30, 1998, he would have had to accept the current private placement price when he converts his loan. The funds advanced by the other investor did not bear interest and had no stated maturity. On April 24, 1998, the other investor converted the outstanding loan of $1,600,000 into 8,000,000 shares of common stock. Thereafter, the other investor became the principal shareholder of the Company. After the conversion, the balance of loan payable to this shareholder was $43,956.

On April 28, 1998, the principal shareholder and the Company entered into a promissory note (the Note), which specified that the principal shareholder will continue to provide funds to the Company on a going forward basis and that any balance of loan payable to the principal shareholder should be due on April 24, 2000 bearing an interest rate of 7% per annum. According to the Note, the lender has the option to convert his outstanding loan balance into the Company's common stock at a conversion price of $0.50 per share at any time prior to the maturity date. The Note also specified that the conversion price may be adjusted if the Company shall at any time undergo a stock split, stock dividend or other combination or subdivision that does not involve payment of consideration for such shares.
                                      F-14

During the period from April 24, 1998 to December 31, 1999, the Company received advance from the principal shareholder totaling $648,370, which amount was converted into 1,296,740 shares of the Company's common stock in 1999.

On April 24, 2000, the principal shareholder agreed to extend the availability of funding provided through the said Note until April 24, 2001. At the time of extension, there was no outstanding balance under the said Note. The extension agreement modified the conversion rate for future advance from $0.50 per share to $1.00 per share, which price represented the fair value of the Company's common stock. In April 2000, $198,100 of shareholder loan was converted into 396,200 shares per the conversion rate specified in April 1998. In addition, new advance of $72,300 after April 24, 2000 was converted into 72,300 shares of the Company's common stock at $1.00 per share. In 1999 and 2000, the principal shareholder waived his interest receivable of $36,797 and $11,598, respectively.

Two other shareholders also advanced money to the Company in 1999. However, these advances did not bear interest and did not have a definite maturity date. The balance of $11,988 had not been paid at December 31, 2000.

Loan from Polmont and Employment Agreements

The Company had a five-year employment agreement starting from May 17, 1997 with the former CEO who left the Company in January 1999. He filed a lawsuit against the Company for the unpaid compensation of $520,833 through May 15, 1999 plus the relevant compensation remaining on his employment agreement. In accordance with the employment agreement, the former CEO's annual base salary and bonus were guaranteed up to May 15, 1999 by 800,000 shares of a publicly traded company's common stock held in an escrow account, which were owned by Polmont Investment Limited (Polmont). Polmont is an investment holding company registered in British Virgin Island, which is beneficially owned by the sister of the principal shareholder.

On January 21, 1999, the Company entered into a settlement agreement with the former CEO as follows: (1) the delayed compensation of $520,833 would be paid by the proceeds from the sale of the asset held in the escrow account plus $30,000 for the repurchase of his CBCom Common Stock; and (2) both parties agreed to submit any remaining compensation claims to binding arbitration. To the extent that the former CEO wins an award in excess of $550,833, he will be authorized to sell remaining shares in the escrow account to the extent of 3,500 shares per day; and (3) the former CEO agreed to look solely to the escrowed shares for his satisfaction of his claim in this lawsuit, waive any claim for damages in excess of their value, and generally release all parties to this lawsuit, such release being subject to the performance of the obligations of the related defendants.

The Company entered into an agreement with Polmont on March 27, 1999 whereby the Company shall repay the loan balance on a dollar-to-dollar basis to Polmont on or before March 26, 2002 for all amounts paid to a former CEO for compensation from the sale of security by an escrow agent, plus simple interest at 10% per annum on the outstanding balance. Also, that agreement specified that the

Company allows Polmont to convert the outstanding obligation, in whole or part, into common stock at a conversion price of $0.50 per share. Upon conversion, interest earned by Polmont on the amount(s) converted shall be waived by Polmont. In addition, the Company designated Polmont to purchase 500,000 shares of common stock owned by the former CEO at $30,000 in total after the repayment process is complete. Due to the nature of this off-balance sheet financing, the Company recognized prepaid interest of $220,000 and the corresponding amount in additional paid-in capital and amortized the prepaid interest over the period of three years.

During the period from April 1999 to June 30, 2000, the escrow has sold a total of 250,000 shares of a public traded company's common stock and the former CEO has received the entire claimed unpaid compensation of $520,833 plus $16,407 towards the purchase of his Common Stock.

Regarding the relevant compensation for the remaining terms on the former CEO's employment contract, the former CEO and the Company signed the final settlement agreement on September 30, 2000. The former CEO agreed to accept the value of an additional 190,000 shares of a public traded company's common stock as full and final settlement for all claims. The total value of 190,000 shares of a public traded company's stock was approximately $629,375 based on the market price of that particular stock on September 1, 2000. After this settlement, the total outstanding loan payable to Polmont totaled to $1,142,446, which was converted into 2,284,892 shares of the Company's common stock based upon the conversion rate specified in the agreement dated March 27, 1999. According to EITF 98-5, the Company recorded the deemed interest of $985,262 upon conversion. According to the terms specified in the aforementioned agreement between Polmont and the Company, Polmont waived its accrued interest receivable of $4,478 and $66,278 at December 31, 1999 and 2000, respectively.

The balance of loans payable to related parties is as follows:

                                              Loans from           Loans from                    %
                                               Principal              Other             Loans from
                                              Shareholder          Shareholders        Polmont Ltd.
                                            ---------------      ---------------     ---------------
Balance at December 31, 1998               $        518,924     $              -    $              -

New borrowings                                      136,900               12,100             157,184
Repayments including conversion into stock         (655,824 )               (112 )                 -
                                            ---------------      ---------------     ---------------
Balance at December 31, 1999                              -               11,988             157,184

New borrowings                                      599,706                    -             985,262
Conversion into stock                              (270,400 )                  -          (1,142,446 )
                                            ---------------      ---------------     ---------------
Balance at December 31, 2000               $        329,306     $         11,988    $              -
                                            ===============      ===============     ===============

The above $329,306 will be due in 2001.
                                      F-16

Leases

The Company leases its facilities in the U.S. under a non-cancelable operating lease which expires December 31, 2002. The Company also leases equipment under a non-cancelable capital lease which expires June 2000. However, the Company had a dispute with the leasing company and did not make a payment at December 31, 2000. As such, the Company is in default of the lease obligation at December 31, 2000. Future minimum annual lease payments as of December 31, 2000 are as follows:

                                                  Capital        Operating
Year ending December 31,                          Leases            Leases
-------------------------------             ---------------      -----------
    2001                                   $         32,433     $     57,252
    2002                                                  -           57,252
                                            ---------------      -----------
    Total lease payments                   $         32,433     $    114,504


NOTE 6--COMMITMENTS AND CONTINGENCIES

The Company sublet a portion of its facility and offset rent expense in 1999 and 2000. The net rental expense is presented as follows:

                                                        Year ended December 31,
                                              ----------------------------------
                                                   1999               2000
                                             --------------    ----------------
Gross rental expense (including rent
   in Beijing, China)                       $       241,927   $         184,459

Sublet rental income                                (92,302 )                 -
                                             --------------    ----------------

Net rental expense                          $       149,625   $         184,459
                                             ==============    ================


The Company leases its facilities in Beijing under a five year non-cancelable operating lease which expires February 28, 2003. The Company issued 625,000 shares of common stock in exchange for $312,500 of rent. The Company amortizes the prepaid rent at the rate of $5,208 per month.

Litigation

On August 30, 1999, a lawsuit was filed in the Superior Court of the State of California against the Company and its officers by Com VU Corporation, a Delaware corporation, based on an alleged breach of a prior agreement between CBCcom and Com VU. The parties entered into a merger agreement on March 26, 1999, which merger was never effected. Com VU was alleging that the Company failed to consummate the merger by failure to use its best efforts to effect it, failed to pay $50,000 in outstanding debts to two shareholders on behalf of Com Vu, terminated the agreement improperly and breached a covenant of good faith. Com Vu was requesting payment of the $50,000 plus losses of approximately $15,000 in expenses and costs.

As of September 30, 2000, the litigation between Com VU and CBCom was settled. Both parties agreed to a dismissal agreement and a mutual general release of this lawsuit. Both parties agreed to unconditionally release, acquit and forever discharge each other for any and all actions based directly or indirectly on the subject matter of the above lawsuit.

NOTE 7--EQUITY TRANSACTIONS

1998

On January 1, 1998 the Company issued 500,000, 250,000, and 125,000 (a total of 875,000) shares of common stock to its CEO, CFO, and chief engineer, respectively, at $.001 per share as signing bonus for their services from inception to September 30, 1999 with the Company. The Company received proceeds of $875 and recognized compensation cost of $436,625, based on a fair value of $.50 per share.

On March 1, 1998, the Company issued 625,000 shares of common stock at $0.50 per share in exchange for the future rent in its Beijing representative office for the next five years. The prepaid rental of $312,500 will be amortized over the next five years.

On April 24, 1998, the Company issued 8,000,000 shares of common stock at $0.20 per share to convert a shareholder loan of $1,600,000. This conversion price was specified on August 31, 1997 between the original founders and the Company. The shareholder loan was made to the Company from time to time on an as-needed basis from June 15, 1997 to April 24, 1999 and was not converted into common stock until the shareholder loan totaled $1,600,000.

From early October to early December 1998, the principal shareholder converted $160,000 of shareholder loan into 320,000 shares of common stock at $0.50 per share in four trenches.

On December 31, 1998, the Company issued 400,000, 400,000, and 320,000 (a total of 1,120,000) shares of common stock at $0.50 per share to three directors as their employment compensation of $200,000, $200,000, and $160,000, respectively, for four months in 1997 (recognized in 1997) and the year of 1998 in accordance with their respective employment agreement.

On December 31, 1998, the Company issued 1,250,000 shares of common stock at $0.001 per share in exchange for the promotion and facilitation services provided by Sinoway Limited (Sinoway) registered in the British Virgin Islands with a corporate office in Hong Kong, which is an affiliate company of Shanghai Stock Exchange Communication Co. Ltd. Sinoway promised to obtain exclusive licenses to use VSAT satellite systems owned by SSE and the logo and name of SSE. Sinoway agreed to pay $0.001 per share for these 1,250,000 shares of common stock. Accordingly, the Company recognized a notional stock subscription of $1,250 and a promotion expense for the License/Contract of $623,750. If these licenses were obtained, the cost would be amortized over the life of joint venture with SSEC and SXTST. However, the effectiveness of this issuance depends on the success of setting up the equity joint venture among the Company, SSEC, and SXTST and obtaining the exclusive licenses. On June 30, 2000, if the joint venture has not been set up and exclusive licenses to use the satellite communication network owned by Shanghai Stock Exchange and use the logo and name of Shanghai Stock Exchange have not been obtained, the issuance of stock could be canceled. As of March 10, 2000, the license has not been obtained.

1999

On February 1, 1999, the Company conducted a private placement to issue 600,000 warrants at $0.25 per warrant in four tranches to an existing shareholder and received total proceeds of $135,000, net of a finders fee of $15,000. Each warrant carries an exercise price of $0.25 per share and allows each holder of warrant to exercise any time on or before January 31, 2004. Accordingly, the Company reserved 600,000 shares of common stock for these warrants.

On March 27, 1999, the Company recognized deferred interest of $220,000 as a result that Polmont Ltd. was designated to purchase 500,000 shares of the Company's stock from the former CEO as part of a settlement for a total of $30,000 whereas the fair value of stock was at $0.50 per share at that date. Therefore, the Company recognized $220,000 of prepaid interest and will amortize this $220,000 over the period of three years. See Note 5 for more information.

On May 10, 1999, the Company conducted a private placement to issue 100,000 shares of common stock at $0.50 per share to an accredited investor and received total proceeds of 45,000, net of a finders fee of $5,000.

From May 14 to June 4, 1999 the Company conducted a private placement to issue 45,000 shares of common stock at $1.00 per share in three tranches to an individual investor and one corporate investor and received total proceeds of $40,500, net of a finders fee of $4,500.

On June 22, 1999, the Company issued 40,000 shares of common stock at $0.50 per share to an existing shareholder. Consequently, the Company received total proceeds of $18,000, net of a finders fee of $2,000. The amount recorded by the Company includes deducting $0.50 per share for her service as a part of fund raising cost.

In August 1999, the Company conducted a private placement to issue 23,000 shares of common stock at $1.00 per share in three tranches to two individual investors and received total proceeds of $20,700, net of a finders fee of $2,300.

On August 25, 1999, the Company issued 30,000 shares of common stock at $0.50 per to an existing shareholder. Consequently, the Company received total proceeds of $13,500, net of a finders fee of $1,500. The amount recorded by the Company includes deducting $0.50 per share for her service as a part of fund raising cost.

On August 26, 1999, the Company conducted a Regulation D, Rule 506 offering to issue 50,000 shares of common stock at par value of $0.001 per share to 300 shareholders through an off-shore investment company in order to satisfy its goal to be listed on the NASDAQ OTC Bulletin Board. On December 22, 1999, the Company completed the offering, issued 50,000 shares of common stock, and recognized a merger transaction expense of $49,950. The $50 cash was received subsequent to December 31, 1999.

On September 15, 1999, the Company conducted a private placement to issue 20,000 shares of common stock at $1.00 per share to two individual investors. Consequently, the Company received total proceeds of $18,000, net of a finders fee of $2,000.

On September 24, 1999, the Company issued 30,000 shares of common stock at $0.50 per share to an existing shareholder to reward her effort to introduce new potential investors to the Company. Consequently, the Company received total proceeds of $13,500, net of a finders fee of $1,500. The amount recorded by the Company includes deducting $0.50 per share for her service as a part of fund raising cost.

On September 24, 1999, the Company entered into a merger agreement with Abbacy Corporation (a public shell company), to acquire 100% of its equity. On October 8, 1999, the Board of Directors and the majority shareholders of the constituent corporations approved the merger. After merger, the Abbacy Corporation was dissolved in 2000.

On November 1, 1999, the principal shareholder converted $70,000 of shareholder loan into 140,000 shares of common stock at $0.50 per share.

On December 22, 1999 the Company issued 250,000 shares of common stock valued at $1.00 per share to the sole shareholder of Abbacy in exchange for 100% of its equity interest. Accordingly, the Company recognized $250,000 of merger expense. In addition, the Company incurred approximately $100,000 legal expense related to this merger transaction. Abbacy would be dissolved subsequent to December 31, 1999.

On December 30, 1999, the Company issued 1,156,740 shares of common stock to convert the shareholder loan of $578,370 into equity at $0.50 per share in accordance with the terms specified in the Note. See Note 5 for reference.

2000

In April 2000, the principal shareholder converted $198,100 of shareholder loan into 396,200 shares of the Company's stock at $0.50 per share per the terms specified on the Note dated April 24, 1998 (See Note 5). In June 2000, advance of $72,300 made by the principal shareholder after April 24, 2000 was converted into 72,300 shares of common stock at $1.00 per share, which was specified in the extension of the Note.

During the second quarter of 2000, in terms of the conversion rate of $0.50 per share reached in 1999 between an employee and the Company, the Company converted the $90,500 of compensation due to the employee into 181,000 shares of the Company's common stock pursuit to EITF98-5. The Company recorded the deemed payroll expense of $90,500 upon conversion. In addition to the $90,500 unpaid compensation, the Company also owed to the employee $136,000 of unpaid compensation, which was converted into 136,000 shares of common stock at $1.00 per share that was fair value of the Company's common stock at that time.

On December 5, 2000, the Company unilaterally rescinded the transaction of issuing 50,000 shares of common stock to Appletree Investment in exchange for a shareholder name list and $50. Consequently, the Company returned the $50 of proceeds to Appletree.

On December 31, 2000, Polmont converted $1,142,446 of loan lent to the Company into 2,284,892 shares of common stock at $.50 per share in accordance with the terms specified in the loan agreement dated March 27, 1999. In addition, the Company recorded deemed interest of $985,262. Consequently, the outstanding deferred interest of $91,668 was written off as of December 31, 2000.

At December 31, 2000, the Company recognized $77,866 of interest accrued on loan payable to the principal shareholder and loan payable to Polmont as additional paid-in capital.

NOTE 8 -- STOCK OPTIONS

The Company adopted a stock option plan (the Plan), which includes non-qualified stock options and incentive stock options for its employees, officers and directors.

The stock option plan authorizes the granting of options to purchase up to an aggregate maximum of 2,500,000 shares of common stock.. Under the incentive stock option plan, the exercise price shall not be less than 100% of the fair market value of common stock on the date of grant. If an incentive option is granted to an employee who at the time of grant owns more than 10% of the total combined voting power of all classes of capital stock of the Company, the option exercise price shall be at least 110% of the fair market value of common stock on the date of grant.

Under the non-qualified stock option plan, the exercise price shall not be less than 85% of the fair market value of common stock on the date of grant. Each option under the plan shall become exercisable over a period not to exceed ten years.

During the year ended December 31, 1998, the Company issued 1,500,000 non-qualified stock options at an exercise price of $0.425. The first 50% of the 1,500,000 options were exercisable immediately and the remaining 50% would vest on the anniversary of the grant date and can be exercised for a period of five to ten years. The 1,500,000 non-qualified stock options included 500,000 options issued to the former CEO which were cancelled in January 1999. During the year ended December 31, 1999, the Company issued 250,000 non-qualified stock options at an exercise price of $0.425, which was 85% of the market price at grant date. The first 50% of the 250,000 options were exercisable immediately and the remaining 50% would vest on the anniversary of the grant date and these options can be exercised for a period of ten years. In accordance with APB Opinion No. 25, the Company has recorded compensation expense of $18,750.

During 2000, the Company granted a total of 850,000 options with an exercise price of $1.00 per share, which is the fair value of the stock, to four employees and one consultant. Of the 850,000 options granted, 100,000 options were granted to a consultant in exchange for his service. The first 50% of the 850,000 options were exercisable immediately and the remaining 50% would vest on the anniversary of the grant date and these options can be exercised for a period of ten years. The Company accounted for the options granted to employees in terms of APB No. 25. The Company used the Black Scholes model to determine the fair value of the 100,000 options, which was $26,238 or approximately $0.26 per share in terms of SFAS No. 123. Based on the vesting term, the Company recognized $13,139 stock compensation expense in 2000. The fair value of $13,139 for the remaining 50,000 options will be recognized on the next vesting date.

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amount indicated below:

                                                Year ending December 31,
                                         -------------------------------------
                                               1999                 2000
                                         ---------------     -----------------
Net loss:
     As reported                        $     (2,268,235 )   $      (3,042,217 )

     Pro forma                          $     (2,568,971 )   $      (3,265,257 )

Loss per share:
     As reported                        $          (0.15 )   $           (0.17 )

     Pro forma                          $          (0.17 )   $           (0.19 )

A summary of changes in stock options during each year is presented below:

                                                                 December 31,
                                           ------------------------------------------------------------
                                                      1999                           2000
                                           ---------------------------    -----------------------------
                                                             Weighted                       Weighted
                                                             Average                        Average
                                                             Exercise                       Exercise
                                              Shares          Price          Shares          Price
                                           -----------     -----------    -----------     -------------
Options outstanding at beginning of year     1,500,000    $       0.43      1,250,000    $       0.43

Options  granted                               250,000            0.43        850,000            1.00

Options cancelled                             (500,000 )         (0.43 )            -               -

Options exercised                                    -               -              -               -
                                           -----------     -----------    -----------     -------------
Options at end of year                       1,250,000    $       0.43      2,100,000    $       0.66
                                           ===========     ===========    ===========     =============
Options and warrants exercisable at end of   1,125,000            0.43      1,675,000            0.57
   year                                    ===========     ===========    ===========     ==============

Weighted-average fair value of options                    $       0.41                   $       0.26
   granted during the year                                 ===========                     =============

The following table summarizes information about the stock options outstanding at December 31, 2000.

                                           Options Outstanding                         Options Exercisable
                             ------------------------------------------------     ----------------------------------
                                                Weighted
                                                Average           Weighted                             Weighted
                                               Remaining          Average                              Average
                                Number        Contractual         Exercise            Number           Exercise
Exercise Price               Outstanding      Life (Years)         Price           Exercisable          Price
                             -------------   ---------------    -------------     ---------------     --------------
$0.43                           1,250,000              7.92   $         0.43           1,250,000    $       0.43
$1.00                             850,000              10.0             1.00             425,000            1.00
                             ============   ===============    =============     ===============     ===============

The fair value of the stock options granted during 1999 and 2000 was $0.41 and $0.26 per share, respectively, on the date of grant using the Black Scholes option-pricing model. The weighted-average assumptions used were as follows:

                                                 Year ended December 31,
                                    -------------------------------------------
                                           1999                   2000
                                    ---------------        --------------------
Discount rate - bond yield rate              4.67 %                  6.18 %

Volatility                                     72 %                     - %

Expected life                          5-10 years              5-10 years

Expected dividend yield                         -                       -
                                  ===============        ===================

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Encino, California, on the 30th day of March, 2001.


                                   CBCOM, INC.


                               By /s/ Chian Yi Sun
                          ----------------------------
                                  Chian Yi Sun
                              Chairman of the Board

Date:  March 30, 2001

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Chian Yi Sun            Chairman of the Board                March 30, 2001
--------------------        (Principal Executive Officer)
    Chian Yi Sun


/s/ Charles A. Lesser       Chief Financial Officer/Director     March 30, 2001
----------------------      (Principal Financial Officer and
    Charles A. Lesser        Principal Accounting Officer)


/s/ Gordon X. Gao           Director                             March 30, 2001
----------------------
    Gordon X. Gao