Form 10QSB
period 2001-03-31
CBCOM INC
filed 2001-05-15
CIK 1129248

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  quarterly  period  ended  March 31,  2001

     [ ]  TRANSITIONAL  REPORT  UNDER  SECTION  13  OR  15(d)
          OF  THE  SECURITIES  EXCHANGE  ACT  OF 1934 (No Fee Required)

                          Commission File No.  000-32109


                                  CBCOM, INC.
            --------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


             Delaware                                   95-4635025
       -----------------------------------     ------------------------
       (State  or  other  jurisdiction  of        (I.R.S  Employer
        incorporation  of  organization)         Identification  No.)

     16830 Ventura Blvd., Suite 211, Encino, California  91436
  -----------------------------------------------------------------------------
                      Address of principal executive office


                                 (818) 461-0800
                       ----------------------------------
                            Issuer's telephone number

Check whether the issuer has (1) filed all reports required by Section 12 or 15(d) of the Exchange Act during the past 12 months, and (2) been subject to such filing requirements for the past ninety (90) days. Yes ( X ) No ( )


     As  of  March  31,  2001,   20,482,632  shares  of  Common  Stock  were
outstanding.

PART I  -  FINANCIAL  INFORMATION
Item 1.  Financial Statements
                                   CBCOM, INC.
                          (a development stage company)

                                 BALANCE SHEETS

                                                 December 31,       March 31,
                                                     2000              2001
                                                --------------    -------------
Assets                                                             (Unaudited)

Current assets:
   Cash                                       $         9,241   $       87,219
                                               --------------    -------------
Total current assets                                    9,241           87,219
                                               --------------    -------------
Property, plant and equipment, net                     34,404           29,683

Other assets:
   Deposit                                             29,722           21,388
   Prepaid rent in Beijing representation office      135,416          119,792
                                               --------------    -------------
Total other assets                                    165,138          141,180
                                               --------------    -------------
Total assets                                  $       208,783   $      258,082
                                               ==============    =============
Liabilities and Shareholders' Deficit
Current liabilities:
  Accounts payable                            $       261,526   $      252,117
   Salaries payable - other                           760,200          903,675
  Accrued expenses                                    159,775          145,461
  Income tax payable                                    3,200                -
  Capital lease obligation - current                   32,433           32,433
   Loan payable - shareholders                         11,988           11,988
                                               --------------    -------------
Total current liabilities                           1,229,122        1,345,674

Loan payable-shareholders                             329,306          362,333
                                               --------------    -------------
Total liabilities
                                                    1,558,428        1,708,007
Shareholders' Deficit
   Common stock; par value $0.001 per share,
    80,000 shares authorized                           20,233           20,483
    and 17,212,240 and 20,232,632 shares issued
    and outstanding, respectively
   Additional paid-in capital                       8,824,966        9,070,318
   Subscription receivable                             (1,250 )         (1,250 )
   Accumulated deficit                            (10,193,594 )    (10,539,476 )
                                               --------------    -------------
Total shareholders' deficit                        (1,349,645 )     (1,449,925 )
                                               --------------    -------------
Total liabilities and shareholders' deficit   $       208,783   $      258,082
                                               --------------    -------------

                 See accompanying notes to financial statements.

                                   CBCOM, INC.
                          (a development stage company)

                            STATEMENTS OF OPERATIONS



                                                                 From Inception
                                                                (April 23, 1997)
                                                                          to
                                   Three Months Ended March 31,       March 31,
                                  -----------------------------
                                     2000             2001               2001
                                 ------------- ----------------  ---------------
                                  (Unaudited)   (Unaudited)         (Unaudited)
Net sales                        $          -   $             -  $           -

Cost of sales                               -                 -               -
                                  -----------    --------------   -------------
Gross profit                                -                 -               -

Selling expense                             -                 -               -

General and administrative expense    265,631           340,280       8,783,483

Merger transaction expense                  -                 -         399,950
                                  -----------    --------------   -------------
Loss from operations                 (265,631 )        (340,280)     (9,183,433)

Other income (expense):
   Interest expense, net              (18,333 )          (5,602)     (1,347,288)
   Other, net                               -                 -          (5,555)
                                  -----------    --------------   -------------
Loss before income taxes             (283,964 )          (5,602)    (10,536,276)

Income tax provision                        -                 -           3,200
                                  -----------    --------------   -------------
Net loss                         $   (283,964 ) $      (345,882) $  (10,539,476)
                                  ===========    ==============   =============
Weighted average number of
  common shares outstanding        17,212,240        19,906,284
                                  ===========    ==============

Basic and diluted loss per share $      (0.02 ) $         (0.02)
                                  ===========    ==============

                 See accompanying notes to financial statements.

                                   CBCOM, INC.
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents

                                                           Three Months Ended     From Inception
                                                                 March 31,           (April 23,
                                                           ---------------------       1997) to
                                                                                      March 31,
                                                            2000         2001           2001
                                                           --------- -----------    -------------
Cash flows from operating activities:
 Net loss                                                  $(283,964)  $(345,882)  $ (10,539,476)
 Adjustments to reconcile net loss to
  net cash provided by (used in)
  operating activities:
   Depreciation and amortization                              20,346      20,345         144,782
   Write-off assets in Beijing                                     -           -         187,500
   Write-off of pager inventory                                    -           -         136,620
   Issuance of stock for signing bonus                             -           -         436,625
   Forgiveness of interest on shareholder's loan                   -       5,602         136,304
   Settlement of former CEO's claim (Note 5)                       -           -         629,375
   Deemed interest related to Polmont loan                         -           -       1,205,262
   Compensation cost related to options granted                    -           -         144,369
   Issuance of stock for promotion and facilitation service        -           -         623,750
   Issuance of stock for deemed payroll expense                    -           -         650,500
   Issuance of stock for merger transaction expenses               -           -         250,000
   Changes in operating assets and liabilities:
     Receivables                                                   -           -               -
     Pager inventory                                               -           -        (136,620)
     Deposits                                                 (9,825)      8,334         (21,388)
     Prepaids                                                 (1,667)          -         169,583
     Accounts payable                                        (29,488)     (9,409)        252,117
     Salaries payable                                       (155,177)    143,475       1,588,246
     Accrued liabilities and income tax payable               25,304     (17,514)        145,461
                                                           ---------   ---------   -------------
Net cash used in operating activities                       (434,671)   (195,049)     (3,996,990)
                                                           ---------   ---------   -------------
Cash flows from investing activities:
   Purchase of furniture and equipment                             -           -         (64,336)
   Refund of purchase price on a piece of furniture                -           -             500
                                                           ---------   ---------   -------------
Net cash provided by (used in) investing activities                -           -         (63,836)
                                                           ---------   ---------   -------------
Cash flows from financing activities:
   Repayment of capital lease                                      -           -             (71)
   Reversal of Appletree private placement                         -           -             (50)
   Proceeds from shareholder loans                           412,727     240,027       3,486,352
   Repayments to shareholders                                      -     (57,000)       (283,261)
   Proceeds from issuance of stock                                50      90,000         945,075
                                                           ---------   ---------   -------------

                                   CBCOM, INC.
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS
          Increase (Decrease) in Cash and Cash Equivalents (Continued)

                                                           Three Months Ended     From Inception
                                                                 March 31,           (April 23,
                                                           ---------------------       1997) to
                                                                                      March 31,
                                                            2000         2001           2001
                                                           --------- -----------    -------------

Net cash provided by financing activities                    412,777     273,027       4,148,045
                                                           ---------   ---------   -------------
Net increase (decrease) in cash and cash equivalents         (21,694)     77,978          87,219

Cash and cash equivalents, beginning of period                31,844       9,241               -
                                                           ---------   ---------   -------------
Cash and cash equivalents, end of period                   $  10,150   $  87,219   $      87,219
                                                           =========   =========   =============
Supplementary information
Cash paid during the year:
   Interest                                                $       -   $       -   $       5,563
                                                           =========   =========   =============
Supplemental disclosure of non - cash activities
 Issuance of stock to purchase selected assets in CBCom    $           $           $     187,500
     Beijing
 Capital lease                                                                            32,504
 Issuance of stock for signing bonus                                                     436,625
 Issuance of stock for prepaid rents in Beijing                                          312,500
 Conversion of shareholder loans and salary                              150,000       4,047,716
 Issuance of stock for directors' compensation                                           560,000
 Issuance of stock for promotion and facilitation service                                623,750
 Issuance of stock for merger transaction expenses                                       250,000
 Deemed interest for Polmont                                                             220,000
 Forgiveness of interest accrued                                                         124,303
                                                           =========   =========   =============












                 See accompanying notes to financial statements.

                                   CBCOM, INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

Note 1 - The Organization and Business

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

The Company incurred consecutive losses in 1997, 1998, 1999 and 2000 and for the first quarter of 2001 and had negative working capital in 1998, 1999 and 2000 respectively, that raises substantial doubt about its ability to continue as a going concern. Historically, one of the Company's directors and major shareholders provided the Company with substantial financing sources. The director has provided a letter of support indicating that he pledges to provide continuous financial support to enable the Company to satisfy its working capital requirements and to complete its commitments to the Company's joint venture projects on a going concern basis. While there is no assurance that funding will be available, the Company is continuing to actively seek funding to complete the Shanghai joint venture project through equity and/or debt financing. There is an uncertainty that management fund raising will be successful. The accompanying financial statements do not include any provisions or adjustments, which might result from the outcome of the uncertainty discussed above.

Note 2 - Presentation of Interim Information

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited financial statements reflect all adjustments that, in the opinion of the management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's Form 10-KSB for the year ended December 31, 2000.

                                   CBCOM, INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS


Note 3 - Related Party Transactions

Shareholder Loans

During the three months ended March 31, 2001, the principal shareholder of the Company provided $240,027 in cash to fund the Company's operations. According to the agreement between the principal shareholder and the Company, the principal shareholder will continue to provide funds to the Company on a going forward basis and that any balance of loan payable to the principal shareholder should be due on April 24, 2001 bearing an interest rate of 7% per annum. The principal shareholder retains the option to convert his outstanding loan balance into the Company's Common Stock at $1.00 per share. During the first quarter of 2001 the principal shareholder converted $150,000 of loan payable in 150,000 shares of common stock.

The agreement also specified that the conversion price may be adjusted if the Company shall at any time undergo a stock split, stock dividend or other combination or subdivision that does not involve payment of consideration for such shares. As of March 31, 2001, the principal shareholder waived his accrued interest receivable of $5,602.

Note 4 - Transactions in Shareholders' Equity

On  February  13,  2001,  the  principal   shareholder   converted  $150,000  of
shareholder loan into 150,000 shares of common stock at $1.00 per share.

On March 6, 2001, the Board of Directors of the Company authorized the issuance of 100,000 shares of common stock at $1.00 per share to raise $100,000 for business development purposes.

At March 31, 2001, the Company recognized $5,602 of deemed interest accrued on loan payable to the principal shareholder.

                                   CBCOM, INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Financial Condition at March 31, 2001

The Company had an accumulated deficit of $10,539,476 as of March 31, 2001. Since its inception in 1997, the Company has suffered consecutive losses in the fiscal years ended December 31, 1997, 1998, 1999 and 2000. The Company had $87,219 cash on hand at March 31,2001.

Results of Operations

The First Quarter Ended March 31, 2001 Compared to The First Quarter Ended March 31, 2000.

The general and administrative expense results of operations for the quarter ending March 31, 2001 was $340,280 compared to $265,631 for the quarter ending March 31, 2000. The major components of the March 31, 2001 general and administrative expenses included $136,950 of compensation expense (accrued, but not paid), $32,262 of rental expense for both the Beijing and California offices, $58,000 in expense advances to the company's Beijing office, and $50,232 in accounting and legal fees. The increase of $74,649 mostly is due to the increase in year 2001 of $58,000 of advances to CBCom China. Development expenses advanced to CBCom China are written off as they are advanced, and no funds had been advanced during the first quarter of 2000.


The interest expense for the quarter ending March 31, 2001 was $5,602 compared to $18,333 for the quarter ending March 31, 2000. The interest expense in the year 2000 was due to recording the deemed interest expense for the loan of shares by Polmont Investments used to pay the compensation expense owed to the former CEO. The amount due to the former CEO was fully paid during 2000 and the loan amounts due Polmont Investments were converted into CBCom Common stock and there is no longer any deemed interest expense. The interest expense for 2001 relates to accrued, but waived, interest relating to the shareholder loans.


Plan of Operation

CBCom was formed to develop telecommunications projects and Internet-related information services in the People's Republic of China. CBCom establishes joint venture partnerships with Chinese companies having data networking technologies or customer bases to which CBCom will contribute United States technology and management resources. In order to execute its Business Plan, CBCom plans to list its common shares on the OTC Bulletin Board and undertake a Private Placement of $5.0-10.0 million. The funds will be used to capitalize the joint venture partnerships and acquire Internet companies in China. If CBCom is unable to raise funds through a Private Placement, the company would be dependent upon its major shareholders for funds and would have to alter its acquisition strategy and timetable.

                                   CBCOM, INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

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

Entering this business is attractive, as start-up costs are relatively low. This has resulted in a large number of small, unsuccessful ISPs and ICPs that are under capitalized. The typical smaller ISP is unable to support its overhead, even less capable of proper marketing, and is thus unable to increase its subscribers enough to turn a profit.

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

                                   CBCOM, INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

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

The parties to the memorandum must enter into a joint venture and obtain the required approvals from the Chinese government authorities by June 30, 2001 (the original deadline was June 30, 2000) or may lose the exclusive right to the use of the SSECC satellite communication system. CBCom has advanced $250,000 in start-up expenses which was expensed during 1998 and which could be credited toward its capital contribution to the joint venture company when the joint venture is completed. If the joint venture has not been set up and exclusive licenses to use the satellite communication network owned by Shanghai Stock Exchange and use the logo and name of Shanghai Stock Exchange have not been obtained, the issuance of promotional stock to Sinoway, Ltd. could be cancelled.

CBCom intends to continue its sale of the Microtron 2000 and has received a trial order of 500 pagers. In addition, the memorandum of understanding for the development a joint venture project for the creation of the China Financial Network has been extended through June 30, 2001. CBCom believes that the Shanghai Stock Exchange and its members provide a ready market for the sale of the Microtron 2000 and its capability to receive stock quotes.

Liquidity and Capital Resources

The Company has suffered losses in 1997, 1998, 1999, 2000 and the first three months of 2001 and had negative working capital in all of these periods. The operating activities of the Company have been funded by the principal shareholders in the form of equity and shareholder loans. Funds loaned by the principal shareholder to the Company amounted to $679,000 in 1998, $136,900 in 1999, $599,706 in 2000 and $240,027 during the first three months of 2001. Amounts owed to the principal shareholder may be converted into CBCom, Inc. Common stock at $1.00 per share and the principal shareholder converted $150,000 of the outstanding shareholder loan balance into 150,000 shares of common stock on February 13, 2001. During the first quarter of 2001, a current investor invested another $100,000 through a private placement.

One the Company's directors and major shareholders continue to provide the Company with substantial financing sources. The director has provided a letter

                                   CBCOM, INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

of support indicating that he pledges to provide continuous financial support to enable the Company to satisfy its working capital requirements and to complete its commitments to its joint venture projects. The consecutive losses and the negative working capital situation raise substantial doubt about the company's ability to continue as a going concern. While there is no assurance that funding will be available, the Company is continuing to actively seek funding to complete its joint venture projects and execute its Business Plan through equity and/or debt financing. Without outside funding, the Company is totally dependent upon its major shareholders and would need to reconsider its Business Plan.

                           PART II - OTHER INFORMATION
                                   CBCOM, INC.
                                 MARCH 31, 2001

Item 1.  Legal Proceedings

CBCom, Inc. had two outstanding legal matters, both of which were fully settled during the year 2000. There are no legal matters pending at this time.

Item 2.  Changes in Securities

         (c) On March 6, 2001, the Registrant sold 100,000 shares of its common stock for $100,000 to a current shareholder, personal friend of Mr. Max Sun, the Registrant's president and an "accredited" investor. This offering was private in nature and the shares were sold to one existing shareholder who is a sophisticated investor and who the Registrant reasonably believes was capable of evaluating the merits and risks of an investment in the Registrant and had full access to all relevant information relating to the Registrant and its business. Accordingly, this offering was deemed exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933 and the shares issued are deemed to be restricted securities and bear a legend to that effect.

Item 3. Defaults upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits.

         None

    (b)  Reports on Form 8-K.

         None

                                   CBCOM, INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS


                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Encino, California, on the 14th day of May, 2001.


                             CBCOM, INC.


                             By  /s/ Chian Yi Sun
                                ----------------------------
                                     Chian Yi Sun
                                     Chairman of the Board

                             By  /s/ Charles A. Lesser
                                ----------------------------
                                     Charles A. Lesser
                                     Chief Financial Officer