Form 10QSB
period 2001-06-30
CBCOM INC
filed 2001-08-20
CIK 1129248

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  quarterly  period  ended  June 30,  2001

     [ ]  TRANSITIONAL  REPORT  UNDER  SECTION  13  OR  15(d)
          OF  THE  SECURITIES  EXCHANGE  ACT  OF 1934 (No Fee Required)

                           Commission File No. 0-32109


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

Check whether the issuer has (1) filed all reports required by Section 12 or 15(d) of the Exchange Act during the past 12 months, and (2) been subject to such filing requirements for the past ninety (90) days. Yes ( X ) No ( )


     As of June 30, 2001, 21,276,207 shares of Common Stock were outstanding.

                                   CBCOM, INC.
                          (a development stage company)
                                 BALANCE SHEETS
                                                   December 31,        June 30,
                                                      2000              2001
                                                 --------------    -------------
                                                                    (Unaudited)
Assets

Current assets:
   Cash                                         $         9,241    $     6,303
                                                 --------------    -----------
Total current assets                                      9,241          6,303
                                                 --------------    -----------
Property, plant and equipment, net                       34,404         24,964

Other assets:
   Deposit                                               29,722         21,388
   Loan receivable                                            -        500,000
   Prepaid rent in Beijing representation office        135,416        104,166
                                                 --------------    -----------
Total other assets                                      165,138        625,554
                                                 --------------    -----------
Total assets                                    $       208,783   $    656,821
                                                 --------------    -----------
Liabilities and Shareholders' Deficit
Current liabilities:
  Accounts payable                              $       261,526   $    240,914
  Salaries payable                                      760,200        735,275
  Accrued expenses                                      159,775        145,113
  Income tax payable                                      3,200              -
  Capital lease obligation - current                     32,433         32,433
  Secured convertible loan payable                            -        150,000
                                                 --------------    -----------
Total current liabilities                             1,217,134      1,303,735

Loan payable - principal shareholder                    329,306        404,541
Loan payable - other shareholders                        11,988         11,988
                                                 --------------    -----------
Total liabilities                                     1,558,428      1,720,264

Shareholders' Deficit
   Common stock; par value $0.001 per share,
     80,000,000  shares  authorized and
     20,232,632 and 21,276,207 shares issued
     and outstanding, respectively                       20,233         21,276
   Additional paid-in capital                         8,824,966     10,530,780
   Subscription receivable                               (1,250 )       (1,250 )
   Notes receivable                                           -       (261,902 )
   Accumulated deficit                              (10,193,594 )  (11,352,347 )
                                                 --------------    -----------
Total shareholders' deficit                          (1,349,645 )   (1,063,443 )
                                                 --------------    -----------
Total liabilities and shareholders' deficit     $       208,783   $    656,821
                                                 ==============    ===========
                 See accompanying notes to financial statements.

                                   CBCOM, INC.
                          (a development stage company)

                            STATEMENTS OF OPERATIONS

                                                                                    From Inception
                                                                                  (April 23, 1997)to
                          Three Months Ended June 30,   Six Months Ended June 30,      June 30,
                          ----------------------------  ------------------------- ------------------
                             2000              2001         2000           2001            2001
                         -------------   -------------   ----------   ------------ ---------------
                         (Unaudited)     (Unaudited)    (Unaudited)   (Unaudited)     (Unaudited)

Net sales                  $         -    $          -   $         -  $         -    $           -

Cost of sales                        -               -             -            -                 -
                           -----------     -----------    ----------   ----------     -------------

Gross profit                         -               -             -            -                 -

Selling expense                      -               -             -            -                 -

General and
administrative expense         265,631         379,318       527,247      719,598         9,162,801

Merger transaction expense           -               -             -            -           399,950
                           -----------     -----------    ----------   ----------     -------------
Loss from operations          (265,631 )      (379,318 )    (527,247 )   (719,598 )      (9,562,751 )

Other income (expense):
   Interest expense, net       (18,333 )      (231,053 )     (46,130 )   (236,655 )      (1,578,341 )
   Other, net                        -               -             -            -            (5,555 )
                           -----------     -----------    ----------   ----------     -------------
Loss before income taxes      (283,964 )      (610,371 )    (573,377 )   (956,253 )     (11,467,647 )

Income tax provision                 -               -             -            -             3,200
                           -----------     -----------    ----------   -----------     ------------
Net loss before dividends     (283,964 )      (610,371 )    (573,377 )    (956,253 )    (11,149,847 )

Deemed dividends                     -        (202,500 )           -      (202,500 )       (202,500 )
                           -----------     -----------    ----------    ----------     ------------
Net loss attributed common
   shares                  $  (283,964 )  $   (812,871 ) $  (573,377 ) $(1,158,753   $  (11,352,347 )
                           ===========     ===========    ==========    ==========     ============
Weighted average number of
 common shares outstanding  17,212,240      20,826,088    17,213,982    20,540,182
                           ===========     ===========    ==========    ==========
Basic and diluted loss per
   share                  $      (0.02 )  $      (0.04 ) $     (0.03 ) $     (0.06 )
                           ===========     ===========    ==========    ==========

                 See accompanying notes to financial statements.

                                   CBCOM, INC.
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents

                                                                                 From Inception
                                                   Six Months Ended June 30,    (April 23, 1997)
                                               ---------------------------------  to June 30,
                                                     2000             2001            2000
                                               ---------------  --------------  ---------------
                                                 (Unaudited)      (Unaudited)     (Unaudited)
Cash flows from operating activities:

  Net loss                                       $  (573,377)   $   (956,253)   $(11,149,847)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                    40,692          40,690        165,127
     Write-off assets in Beijing                           -               -        187,500
     Write-off of pager inventory                          -               -        136,620
     Issuance of stock for signing bonus                   -               -        436,625
     Accrued interest on shareholder's loan            9,464         221,655        352,357
     Deemed interest related to Polmont loan               -               -      1,205,262
     Settlement of former CEO's claim                      -               -        629,375
     Compensation cost related to options granted          -               -        144,369
     Issuance of stock for promotion and
       facilitation service                                -               -        623,750
     Issuance of stock for payroll expense                 -               -        650,500
     Issuance of stock for merger transaction expenses     -               -        250,000
     Increase (decrease) in cash from changes in:
       Pager inventory                                25,030               -       (136,620)
       Deposits                                       (9,825)          8,334        (21,388)
       Prepaids                                            -               -        169,583
       Accounts payable                              (32,673)        (20,612)       240,914
       Salaries payable                              (171,461)       250,075      1,694,846
       Accrued liabilities and income tax payable      24,881        (17,862)       145,113
                                                 ------------   ------------    -----------
Net cash used in operating activities                (687,269)      (473,973)    (4,275,914)
                                                 ------------   ------------    -----------
Cash flows from investing activities:
   Loan receivable from an officer                          -       (500,000)      (500,000)
   Purchase of furniture and equipment                      -              -        (64,336)
   Refund of purchase price on a piece of furniture         -              -            500
                                                 ------------   ------------    -----------
Net cash provided by investing activities                   -       (500,000)      (563,836)
                                                 ------------   ------------    -----------
Cash flows from financing activities:
   Reversal of Appletree private placement                  -              -            (50)
   Repayment of capital lease                               -              -            (71)
   Proceeds from shareholders loan                    655,861        540,535      3,786,860
   Repayments of shareholders loan                          -        (57,000)      (283,261)
   Proceeds from issuance of stock and warrants            50        337,500      1,192,575
   Proceeds from secured convertible loan                   -        150,000        150,000
                                                 ------------   ------------    -----------

                                   CBCOM, INC.
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                  (Continued)

                                                                                 From Inception
                                                   Six Months Ended June 30,    (April 23, 1997)
                                               -------------------------------    to June 30,
                                                     2000             2001            2000
                                               ---------------  --------------  ---------------
                                                 (Unaudited)      (Unaudited)     (Unaudited)

Net cash provided by financing activities             655,911        971,035      4,846,053
                                                 ------------   ------------    -----------
Net increase (decrease) in cash and cash equivalents  (31,358)        (2,938)         6,303

Cash and cash equivalents, beginning of period         31,844          9,241              -
                                                 ------------   ------------    -----------
Cash and cash equivalents, end of period         $        486   $      6,303    $     6,303
                                                 ============   ============    ===========
Supplementary information
  Cash paid during the year:
     Interest                                    $     36,666   $     15,000    $   183,999
                                                 ============   ============    ===========

























                See accompanying notes to financial statements.

                                   CBCOM, INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS


Note 1 - The Organization and Business

CBCom, Inc. ("the Company") was incorporated under the laws of the State of Delaware on April 23, 1997 and is registered to do business as a foreign corporation in the State of California. The strategic mission of the Company is to participate in the development of telecommunication, Internet, and information service businesses in the People's Republic of China. The Company is seeking to acquire existing Internet Service Providers (ISP) and web based Internet content providers (ICP) that can operate through a series of Sino-foreign joint venture companies. The Company previously established a joint venture in order to operate in the pager network business in China; however, this venture was closed due to the inability at that time to raise sufficient capital.

The Company incurred consecutive losses in 1997, 1998, 1999 and 2000 and for the first six months of 2001 and had negative working capital in 1997, 1998, 1999 and 2000 respectively, that raises substantial doubt about its ability to continue as a going concern. Historically, one of the Company's directors and major shareholders provided the Company with substantial financing sources. The director has provided a letter of support indicating that he pledges to provide continuous financial support to enable the Company to satisfy its working capital requirements and to complete its commitments to the Company's proposed joint venture projects on a going concern basis. While there is no assurance that funding will be available, the Company is continuing to actively seek funding to complete the Shanghai joint venture project through equity and/or debt financing. There is an uncertainty that management's fund raising will be successful. The accompanying financial statements do not include any provisions or adjustments, which might result from the outcome of the uncertainty discussed herein.

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

                                   CBCOM, INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

Note 3 - Related Party Transactions

Shareholder Loans

During the three months ended June 30, 2001, the principal shareholder of the Company provided $300,508 in cash to fund the Company's operations. According to the agreement between the principal shareholder and the Company, the principal shareholder will continue to provide funds to the Company on a going forward basis and that any balance of loan payable to the principal shareholder should be due on April 24, 2001 bearing an interest rate of 7% per annum. However, the loan payable was renewed for one year up to April 24, 2002. The principal shareholder retains the option to convert his outstanding loan balance into the Company's Common Stock; the conversion price for all loans advanced before April 24, 2000 will be $.50 per share and after April 24, 2000 will be $1.00 per share. During the second quarter of 2001 the principal shareholder converted $258,300 of loan payable into 258,300 shares of common stock.

The agreement also specified that the conversion price may be adjusted if the Company shall at any time undergo a stock split, stock dividend or other combination or subdivision that does not involve payment of consideration for such shares. As of June 30, 2001, the principal shareholder waived his accrued interest receivable of $11,349.

On May 15, 2001, two officers exercised 260,275 options to buy 260,275 shares of common stock at a price of $1.00 per share. The Company accepted a one-year promissory note bearing interest at 5% per annum from each of the officers. As of June 30, 2001, there was an accrued $1,627 interest income on the notes receivable.

Note 4 - Transactions in Shareholders' Equity

On  February  13,  2001,  the  principal   shareholder   converted  $150,000  of
shareholder loan into 150,000 shares of common stock at $1.00 per share.

On March 6, 2001, the Board of Directors of the Company authorized the issuance of 100,000 shares of common stock at $1.00 per share to raise $100,000 for business development purposes. The cash proceeds of this issuance were $90,000, net of finders fees of $10,000.

At March 31, 2001, the Company recognized $5,602 of deemed interest accrued on the loan payable to the principal shareholder.

On May 15, one officer forgave his $275,000 of compensation receivable from the Company. As an incentive to this officer, the Company granted him 550,000 options to purchase 550,000 shares of common stock at $1.00 per share. The options were immediately vested and will expire in 10 years. The Company did not recognize any stock compensation in accordance with APB No. 25.

                                   CBCOM, INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

Note 4 - Transactions in Shareholder' Equity (Continued)

On May 21, the principal shareholder converted $133,300 of loan into 133,300 shares of common stock at $1.00 per share. As a result, the Company recognized deemed interest of $99,975 because of the market price being $1.75 per share.

On May 25, the principal shareholder converted $150,000 of loan into 150,000 shares of common stock at $1.00 per share. As a result, the Company recorded deemed interest of $93,750 because of the market price being $1.75 per share.

On the same day, the Company issued 275,000 shares of its common stock at $1.00 per share and received proceeds of 247,500, net of a finders fee of $27,500. In addition, the Company recorded deemed dividends of $202,500 because of the market price being $1.75 per share.

Note 5 - Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142).

SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142 that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141. The adoption of SFAS 141 is not expected to have a material impact on the consolidated financial statements.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The implementation of SFAS 142 did not have a material effect on the consolidated financial statements.

                                   CBCOM, INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

Note 6 - Loan Receivable from an Officer

On June 15, 2001, the Company entered into a loan agreement for $500,000 with an officer, who will use the proceeds to conduct merger and acquisition activities of Internet Service Provider (ISP) targets he found in China. The promissory note is secured by an equity interest in an ISP owned by the officer in China and the officer has committed to pay back the principal and interest either in cash or in the form of the equity interest he has acquired in China. Per the loan agreement, the loan of 500,000 will mature on November 30, 2010 with interest at 8% per annum.

Note 7 - Secured Convertible Loan

The Company entered into a loan agreement with the principal of $150,000 with an investment partnership on June 6, 2001. Per loan agreement, the loan bears 6.67% interest per annum and the Company is obligated to pay back $100,000 of principal and accrued interest on June 6, 2002 unless the $100,000 is converted into common stock at $2.00 per share before or on June 6, 2002. The remaining $50,000 must be converted into common stock, after 30 days from June 6, 2001 but in no event later than June 6, 2002, at the price per share equal to eighty percent (80%) of the average Closing Bid Price of the Common Stock, as quoted by Bloomberg L.P. for ten (10) trading days immediately preceding the conversion date. The Company, at its sole discretion, may elect to pay interest in cash or in the form of common stock. If the accrued interest is paid in the form of common stock, the shares of common stock will be calculated as follows: the total unpaid accrued interest divided by the value of common stock, which shall be the Closing Bib Price on: (i) the date the interest payment is due; or (ii) if the interest payment is not made when due, the date the interest payment is made. In accordance with the loan agreement, this loan and all payments hereon, including principal and interest, shall be subordinate and junior to in right of payment to all accounts payable of the Company incurred in the ordinary course of business and/or bank debt of the Company not to exceed $1 million. The Company granted the lender a security right in all of its assets until repayment of this loan.

Due to the mandatory conversion feature, the Company recognized a deemed interest of $18,208 based on the $50,000 portion that will be converted.

Note 8 - Subsequent Event

On July 25, 2001 the holder of the secured convertible loan converted fifty thousand dollars ($50,000) into Common Stock and was issued 23,585 shares of the Company's common stock at a price of $2.12 per share.

                                   CBCOM, INC.
                          (a development stage company)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition at June 30, 2001

The Company had an accumulated deficit of $11,352,347 as of June 30, 2001. Since its inception in 1997, the Company has suffered consecutive losses in the fiscal years ended December 31, 1997, 1998, 1999 and 2000. The Company had $6,303 cash on hand at June 30, 2001.

Results of Operations

The Three Months Ended June 30, 2001 Compared to The Three Months Ended June 30, 2000

The general and administrative expense results of operations for the three months ended June 30, 2001 was $379,318 compared to $265,631 for the quarter ended June 30, 2000. The components of these general and administrative expenses included $158,255 of payroll expense (of which $87,775 was accrued), $31,337 of rental expense for both the Beijing and California offices, and $45,101 in legal and accounting fees. The increase of $113,687 mainly represents the increase of $38,000 in administrative and management salaries, $25,000 in legal and accounting fees, $35,000 in consulting fees and $5,000 in business development expenses of the Beijing office.

The  interest  expense for the three  months  ended June  30,2001  was  $231,053 compared to $18,333 for the three months ended June 30, 2001. The interest expense in the same period of 2000 was due mainly to recording the deemed interest expense for the loan of shares by Polmont Investments used to pay the compensation expense owed to the former CEO. The interest expense in the second quarter of 2001 relates to accrued, but waived, interest relating to the shareholder loans, deemed interest of $193,725 related to two shareholder loan conversions, deemed interest of $18,208 related to the benefit obtained in the mandatory conversion feature contained in the secured convertible loan, and $15,000 of a loan finders fee relating to the secured convertible loan.

The Six Months  Ended June 30, 2001  Compared  to The Six Months  Ended June 30,
2000

The general and administrative expense results of operations for the six months ended June 30, 2001 was $719,598 compared to $527,247 for the six months ended June 30, 2000. The components of these general and administrative expenses included $295,950 of compensation expense (of which $152,750 was accrued), $63,542 of rental expense for both the Beijing and California offices, and $67,348 in legal and accounting fees. The increase of $192,351 mainly represents the increase of $41,800 in compensation expense due in part to two additional administrative staff, $37,000 in consulting fees, $28,000 in additional legal and accounting expenses and $63,000 additional business development expenses of the Beijing office.

                                   CBCOM, INC.
                          (a development stage company)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The interest expense for the six months ended June 30, 2001 was $236,655 compared to $46,130 for the six months ending June 30, 2000. The interest expense in the same period of 2000 was due mainly to the amortization of deemed interest expense for the purchase right assigned to Polmont to acquire 500,000 shares of common stock currently owned by the ex-CEO. The interest expense for the first six months of 2001 is accrued, but waived, interest relating to the shareholder loans, deemed interest of $193,725 related to two shareholder loan conversions, deemed interest of $18,208 related to the benefit obtained in the mandatory conversion feature contained in the secured convertible loan, and $15,000 of a loan finders fee relating to the convertible loan. The Company recorded a deemed dividend of $202,500 relating to a private placement issued at $1.00 per share based upon the discount to the quoted market price.

Plan of Operation

CBCom was formed to develop telecommunications projects and Internet-related information services in the People's Republic of China. CBCom intends to establish joint venture partnerships with Chinese companies having data networking technologies or customer bases to which CBCom will contribute United States technology and management resources. In order to execute its Business Plan, CBCom has listed its common shares on the OTC Bulletin Board on May 21, 2001 and is currently looking to undertake a Private Placement of $5.0-10.0 million. The funds will be used to capitalize the joint venture partnerships and acquire Internet companies in China. If CBCom is unable to raise funds through a Private Placement, the Company would be dependent upon its major shareholders for funds and would have to alter its acquisition strategy and timetable.

To limit the use of valuable cash reserves, CBCom will intends to negotiate its acquisitions using only CBCom shares. The terms of any acquisition must give operating control of the acquired business to CBCom. CBCom will provide the necessary operating cash as well as management and technical staff to operate the consolidated business. There is good cause to believe that owners of the ISPs in China will welcome the opportunity to own stock in a United States public company.

E-Commerce has not yet become a mainstream business in China, as credit cards are essentially non-existent, and its parcel delivery services are inadequate. Internet Content Provider (ICP) businesses offering free information and services financed solely by web site "banner ads" are not yet profitable. The most secure Internet revenues are those paid to the Internet Service Providers, as anyone wishing to access the Internet must pay access fees. There is a large profit potential for ISPs both now and in the foreseeable future.

Entering this business is attractive, as start-up costs are relatively low. This has resulted in a large number of small, unsuccessful ISPs and ICPs that are under capitalized. The typical smaller ISP is unable to support its overhead, even less capable of proper marketing, and is thus unable to increase its subscribers enough to turn a profit.

                                   CBCOM, INC.
                          (a development stage company)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

CBCom plans to aggressively seek a series of mergers, acquisitions, and service expansions. CBCom will offer convenient accessibility through local access numbers nationwide, fast access speeds, high quality customer support, and user-friendly services, all of which are currently lacking in China but are taken for granted in America. Internet Content will include unique and targeted applications on its various web sites thereby drawing an ever-increasing customer base to its ISP business, as well as generating revenue by charging fees for specialized information and service web sites.

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

                                   CBCOM, INC.
                          (a development stage company)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The parties to the memorandum must enter into a joint venture and obtain the required approvals from the Chinese government authorities by December 31, 2001 (the original deadline was June 30, 2000) or may lose the exclusive right to the use of the SSECC satellite communication system. CBCom has advanced $250,000 in start-up expenses which was expensed during 1998 and which could be credited toward its capital contribution to the joint venture company when the joint venture is completed. If the joint venture has not been set up and exclusive licenses to use the satellite communication network owned by Shanghai Stock Exchange and use the logo and name of Shanghai Stock Exchange have not been obtained, the issuance of promotional stock to Sinoway, Ltd. could be cancelled.

CBCom intends to continue its sale of the Microtron 2000 and had received a trial order of 500 pagers for evaluation purposes. No subsequent orders have been received. CBCom believes that the Shanghai Stock Exchange and its members could provide a market for the sale of the Microtron 2000 because of its capability to receive stock quotes.

Liquidity and Capital Resources

The Company has suffered losses in 1997, 1998, 1999, 2000 and the first six months of 2001 and had negative working capital in all of these periods. The operating activities of the Company were funded by a principal shareholder in the form of shareholder loan. Funds loaned by the principal shareholder to the Company amounted to $679,000 in 1998, $136,900 in 1999, $599,706 in 2000 and
$540,535 in the first six months of 2001. Amounts owed to the principal shareholder may be converted into the Company's common stock at $1.00 per share and the principal shareholder converted $258,300 of the outstanding shareholder loan balance into 258,300 shares of common stock during May 2001. During May 2001, a sophisticated investor invested another $275,000 through a private placement at $1.00 per share and the Company received net cash proceeds of $247,500, net of a finders fee of $27,500.

One of the Company's directors and major shareholders continue to provide the Company with substantial financing sources. The director has provided a letter indicating that he pledges to provide continuous financial support to enable the Company to satisfy its working capital requirements and to complete its commitments to its future joint venture projects. The consecutive loss and the negative working capita situation raise substantial doubt about the company's ability to continue as a going concern. While there is no assurance that funding will be available, the Company is continuing to actively seek funding to complete its joint venture projects and execute its Business Plan through equity and/or debt financing. Without outside funding, the Company is totally dependent upon its major shareholders and would need to reconsider its Business Plan.

                                   CBCOM, INC.
                          (a development stage company)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
                           PART II - OTHER INFORMATION

                                   CBCOM, INC.
                                  JUNE 30, 2001

Item 1.   Legal Proceedings

           On June 11, 2001 CBCom, Inc. filed suit against Paul, Hastings, Janofsky and Walker, a firm of attorneys practicing in Los Angeles and Mr. David Gersh, one of the members of the firm for professional negligence relating to the negotiation and preparation of an employment agreement for the former CEO of CBCom, Inc. An amount of monetary damages has not yet been determined and CBCom,Inc. cannot predict the possible outcome at this time.

Item 2.   Changes in Securities

         On May 15, 2001, two officers exercised 260,275 previously granted non-qualified stock options to buy 260,275 shares of common stock at a price of $1.00 per share. Per the provisions of the 1988 Stock Option Plan, the Company accepted full recourse one-year promissory note bearing interest at 5% per annum from each of the officers.

         On May 25, 2001, the Registrant sold 275,000 shares of its common stock to a current shareholder and "accredited" investor. This offering was private in nature and the shares were sold to one existing shareholder who is a sophisticated investor and who the Registrant reasonably believes was capable of evaluating the merits and risks of an investment in the Registrant and had full access to all relevant information relating to the registrant and its business. Accordingly, this offering was deemed exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933 and the shares issued are deemed to be restricted securities and bear a legend to that effect.

Item 3. Defaults upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits.

     Exhibit 10.10 Secured Convertible Debenture due June 6, 2002

(b)      Reports on Form 8-K.

          None

                                   CBCOM, INC.
                          (a development stage company)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

                                   SIGNATURES
      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Encino, California, on the 17h day of August, 2001.

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