Form 10QSB
period 2001-09-30
CBCOM INC
filed 2001-11-19
CIK 1129248

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  quarterly  period  ended  September 30,  2001

     [ ]  TRANSITIONAL  REPORT  UNDER  SECTION  13  OR  15(d)
          OF  THE  SECURITIES  EXCHANGE  ACT  OF 1934 (No Fee Required)

                          Commission File No.  0-26405


                                  CBCOM, INC.
            --------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


             Delaware                                   95-4635025
       -----------------------------------     ------------------------
       (State  or  other  jurisdiction  of        (I.R.S  Employer
        incorporation  of  organization)         Identification  No.)

     16830 Ventura Blvd., Suite 211, Encino, California  91436
  -----------------------------------------------------------------------------
                      Address of principal executive office


                                 (818) 461-0800
                       ----------------------------------
                            Issuer's telephone number

Check whether the issuer has (1) filed all reports required by Section 12 or 15(d) of the Exchange Act during the past 12 months, and (2) been subject to such filing requirements for the past ninety (90) days. Yes ( X ) No ( )


     As  of  September  30,  2001,   21,995,792  shares  of  Common  Stock  were
outstanding.













                                       1


                           CBCOM, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                   December 31,    September
                                                       2000        30, 2001
                                                   ------------   -----------
                                                                  (Unaudited)
Assets
Current assets:
   Cash
                                                   $      9,241  $     32,184
    Prepaid Expenses                                                  103,725
                                                   ------------  ------------
Total current assets                                      9,241       135,909
                                                   ------------  ------------
Property, plant and equipment, net                       34,404       384,318
Other assets:
   Deposit                                               29,722        21,388
   Loan receivable                                            -       965,970
   Prepaid rent in Beijing representation office        135,416        88,542
                                                   ------------  ------------
Total other assets                                      165,138     1,075,900
                                                   ------------  ------------
Total assets                                       $    208,783  $  1,596,127
                                                   ============  ============
Liabilities and Shareholders' Deficit
Current liabilities:
  Accounts payable                                 $    261,526  $    322,916
  Salaries payable                                      760,200       714,525
  Accrued expenses                                      159,775       141,175
  Income tax payable                                      3,200             -
  Capital lease obligation - current                     32,433        32,433
  Secured convertible loan payable                            -       100,000
                                                   ------------  ------------
Total current liabilities                             1,217,134     1,311,049

Loan payable - principal shareholder                    329,306       756,333
Loan payable - other shareholders                        11,988        11,988
                                                   ------------  ------------
Total liabilities                                     1,558,428     2,079,370

Shareholders' Deficit
  Common stock; par value $0.001 per share,
   80,000,000 shares authorized and 20,232,632
   and 21,995,792 shares issued and outstanding,
   respectively                                          20,233        21,996
   Additional paid-in capital                         8,824,966    12,315,782
   Subscription receivable                               (1,250)       (1,250)
   Notes receivable                                           -      (208,671)
   Accumulated deficit                              (10,193,594)  (12,611,100)
                                                   ------------  ------------
Total shareholders' deficit                          (1,349,645)     (483,243)
                                                   ------------  ------------
Total liabilities and shareholders' deficit        $    208,783  $  1,596,127
                                                   ============  ============
                 See accompanying notes to financial statements.
                                       2


                           CBCOM, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                    Three Months Ended               Nine Months Ended
                                          Sept 30,                        Sept 30,
                                 ---------------------------    ---------------------------
                                     2000           2001            2000           2001
                                 ------------   ------------    ------------   ------------
                                 (Unaudited)    (Unaudited)     (Unaudited)    (Unaudited)

Net sales                        $          -   $    110,970    $          -   $    110,970

Cost of sales                               -              -               -              -
                                 ------------   ------------    ------------   ------------

Gross profit                                -              -               -              -

Selling expense                             -              -               -              -

General and administrative expense    898,790        333,020       1,426,037      1,052,618

Merger transaction expense                  -              -               -              -
                                 ------------   ------------    ------------   ------------

Loss from operations                 (898,790)      (222,050)     (1,426,037)      (941,648)

Other income (expense):
   Interest expense, net              (38,936)       202,122         (85,066)       (34,533)
   Other, net                               -              -               -              -
                                 ------------   ------------    ------------   ------------

Loss before income taxes             (937,726)       (19,928)     (1,511,103)      (976,181)

Income tax provision                        -              -               -              -
                                 ------------   ------------    ------------   ------------

Net loss before dividends            (937,726)       (19,928)     (1,511,103)      (976,181)

Deemed dividends                            -     (1,238,825)              -     (1,441,325)
                                 ------------   ------------    ------------   ------------
Net loss attributed common
                  shares         $   (937,726)  $ (1,258,753)   $ (1,511,103)  $ (2,417,506)
                                 ============   ============    ============   ============
Weighted average number of
common shares outstanding          17,997,740     21,782,264      17,213,982     21,114,212
                                 ============   ============    ============   ============
Basic and diluted loss per
                  share          $      (0.05)  $      (0.06)   $      (0.09)  $      (0.11)
                                 ============   ============    ============   ============

                 See accompanying notes to financial statements.

                           CBCOM, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents

                                                       Nine Months Ended Sept. 30,
                                                      -----------------------------
                                                           2000           2001
                                                       ------------   ------------
                                                       (Unaudited)    (Unaudited)
Cash flows from operating activities:
  Net loss                                             $ (1,511,103)  $   (976,181)
  Adjustments to reconcile net loss to net cash
    provided by(used in) operating activities:
    Depreciation and amortization                            61,038         61,038
    Write-off assets in Beijing                                   -              -
    Write-off of pager inventory                                  -              -
    Issuance of stock for signing bonus                           -              -
    Accrued interest on shareholder's loan                   30,067         19,533
    Deemed interest related to Polmont loan                  54,999              -
    Settlement of former CEO's claim                              -              -
    Compensation cost related to options granted                  -              -
    Issuance of stock for promotion and facilitation service      -              -
    Issuance of stock for payroll expense                         -              -
    Issuance of stock for merger transaction expenses             -              -
    Increase (decrease) in cash from changes in:
      Pager inventory                                                            -
      Deposits                                               (9,825)         8,333
      Prepaids                                                4,771       (103,725)
      Accounts payable                                      (30,402)        61,389
      Salaries payable                                      (45,512)       285,575
      Accrued liabilities and income tax payable             22,973        (21,799)
                                                       ------------   ------------
Net cash used in operating activities                    (1,422,994)      (665,837)
                                                       ------------   ------------
Cash flows from investing activities:
  Loan receivable from an officer                                 -       (965,970)
  Purchase of furniture and equipment                                                                                (364,077)
  Refund of purchase price on a piece of furniture                -              -
                                                       ------------   ------------
Net cash provided by investing activities                         -     (1,330,047)
                                                       ------------   ------------
Cash flows from financing activities:
  Reversal of Appletree private placement                         -              -
  Repayment of capital lease                                      -
  Proceeds from shareholders loan                         1,399,694      1,588,327
  Repayments of shareholders loan                                 -        (57,000)
  Proceeds from issuance of stock and warrants                   50        337,500
  Proceeds from secured convertible loan                          -        150,000
                                                       ------------   ------------

                           CBCOM, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          Increase (Decrease) in Cash and Cash Equivalents (Continued)

                                                       Nine Months Ended Sept. 30,
                                                       ---------------------------
                                                           2000           2001
                                                       ------------   ------------
                                                       (Unaudited)    (Unaudited)

Net cash provided by financing activities                 1,399,744      2,018,827
                                                       ------------   ------------
Net increase (decrease) in cash and cash equivalents        (23,250)        22,943

Cash and cash equivalents, beginning of period               31,844          9,241
                                                       ------------   ------------
Cash and cash equivalents, end of period               $      8,594   $     32,184
                                                       ============   ============
Supplementary information Cash paid during the year:
     Interest                                          $     54,999   $     15,000
                                                       ============   ============






























                 See accompanying notes to financial statements.

                           CBCOM, INC. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS

Note 1 - The Organization and Business

CBCom, Inc. ("the Company") was incorporated under the laws of the State of Delaware on April 23, 1997 and is registered to do business as a foreign corporation in the State of California. In January 2001, the Company established a WFOE (wholly foreign owned enterprise) registered in Beijing called CBCom China. The strategic mission of the Company is to participate in the development of telecommunication, Internet, and information service businesses in the People's Republic of China. The Company is seeking to acquire existing Internet Service Providers (ISP) and web based Internet content providers (ICP) that can operate through a series of Sino-foreign joint venture companies. The Company previously established a joint venture in order to operate in the pager network business in China; however, this venture was closed due to the inability at that time to raise sufficient capital.

The Company incurred consecutive losses in 1997, 1998, 1999 and 2000 and for the first nine months of 2001 and had negative working capital in 1997, 1998, 1999 and 2000 respectively, that raises substantial doubt about its ability to continue as a going concern. Historically, one of the Company's directors and major shareholders provided the Company with substantial financing sources. The director has provided a letter of support indicating that he pledges to provide continuous financial support to enable the Company to satisfy its working capital requirements and to complete its commitments to the Company's proposed joint venture projects on a going concern basis. While there is no assurance that funding will be available, the Company is continuing to actively seek funding to complete the Shanghai joint venture project through equity and/or debt financing. There is an uncertainty that management's fund raising will be successful. The accompanying financial statements do not include any provisions or adjustments, which might result from the outcome of the uncertainty discussed herein.

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

                           CBCOM, INC. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS

Note 3 - Related Party Transactions

Shareholder Loans

During the three months ended September 30, 2001, the principal shareholder of the Company provided $1,047,792 in cash to fund the Company's operations. According to the agreement between the principal shareholder and the Company, the principal shareholder would continue to provide funds to the Company on a going forward basis, and any balance of the loan payable to the principal shareholder would be due on April 24, 2001 bearing an interest rate of 7% per annum. However, the loan payable was renewed for one year up to April 24, 2002. The principal shareholder retains the option to convert his outstanding loan balance into the Company's Common Stock; the conversion price for all loans advanced before April 24, 2000 will be $.50 per share and after April 24, 2000 will be $1.00 per share. During the second quarter of 2001 the principal shareholder converted $696,000 of loan payable into 696,000 shares of common stock.

The agreement also specified that the conversion price may be adjusted if the Company shall at any time undergo a stock split, stock dividend or other combination or subdivision that does not involve payment of consideration for such shares. As of September 30, 2001, the principal shareholder waived his accrued interest receivable of $19,285.

On May 15, 2001, two officers exercised 260,275 options to buy 260,275 shares of common stock at a price of $1.00 per share. The Company accepted a one-year promissory note bearing interest at 5% per annum from each of the officers. As of September 30, 2001, one of the officers repaid $56,250 on the note and there was an accrued $4,646 interest income on the notes receivable.

Note 4 - Transactions in Shareholders' Equity

On  February  13,  2001,  the  principal   shareholder   converted  $150,000  of
shareholder loan into 150,000 shares of common stock at $1.00 per share.

On March 6, 2001, the Board of Directors of the Company authorized the issuance of 100,000 shares of common stock at $1.00 per share to raise $100,000 for business development purposes. The cash proceeds of this issuance were $90,000, net of a finders fees of $10,000.

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

                           CBCOM, INC. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS

On May 21, the principal shareholder converted $133,300 of loan into 133,300 shares of common stock at $1.00 per share. As a result, the Company recognized deemed dividend of $99,975 because of the market price being $1.75 per share.

On May 25, the principal shareholder converted $150,000 of loan into 150,000 shares of common stock at $1.00 per share. As a result, the Company recorded deemed dividend of $93,750 because of the market price being $1.75 per share.

On May 25, the Company issued 275,000 shares of its common stock at $1.00 per share to an outside investor and received proceeds of 247,500, net of a finders fee of $27,500. In addition, the Company recorded deemed dividend of $202,500 because of the market price being $1.75 per share.

At June 30, 2001, the Company recognized $5,747 of deemed interest accrued on the loan payable to the principal shareholder.

On July 19, the principal shareholder converted $170,000 of loan into 170,000 shares of common stock at $1.00 per share. As a result, the Company recorded deemed dividend of $297,500 because of the market price being $2.75 per share.

On August 7, the principal shareholder converted $335,000 of loan into 335,000 shares of common stock at $1.00 per share. As a result, the Company recorded deemed dividend of $502,500 because of the market price being $2.50 per share.

On August 9, the principal shareholder converted $100,0000 of loan into 100,000 shares of common stock at $1.00 per share. As a result, the Company recorded deemed dividend of $145,000 because of the market price being $2.45 per share.

On September 18, the principal shareholder converted $91,000 of loan into 91,000 shares of common stock at $1.00 per share. As a result, the Company recorded deemed dividend of $100.100 because of the market price being $2.10 per share.

At September 30, 2001, the Company recognized $7,936 of deemed interest accrued on the loan payable to the principal shareholder.



Note 5 - Recent Accounting Pronouncements



In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141

                           CBCOM, INC. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS

Note 5 - Recent Accounting Pronouncements (Continued)

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

Note 6 - Loan Receivable from an Officer

On June 15, 2001, the Company entered into a loan agreement, initially for $500,000 with an officer, who will use the proceeds to conduct merger and acquisition activities of Internet Service Provider (ISP) targets he has found in China. The promissory note is secured by an equity interest in an ISP in China owned by the officer and the officer has committed to repay the principal and interest either in cash or in the form of the equity interest he has acquired in China. The Company has made additional advances on the loan and the balance at September 30th is $946,903. Per the loan agreement, the loan will mature on November 30, 2010 with interest at 8% per annum.

Note 7 - Secured Convertible Loan

The Company entered into a loan agreement with the principal of $150,000 with an investment partnership on June 6, 2001. Per the loan agreement, the loan bears 6.67% interest per annum and the Company is obligated to pay back $100,000 of principal and accrued interest on June 6, 2002 unless the $100,000 is converted into common stock at $2.00 per share on or before June 6, 2002. The remaining $50,000 must be converted into common stock, anytime 30 days after June 6, 2001 but in no event later than June 6, 2002, at the price per share equal to eighty percent (80%) of the average Closing Bid Price of the Common Stock, as quoted by Bloomberg L.P. for ten (10) trading days immediately preceding the conversion date. The loan holder elected to convert the mandatory fifty thousand dollars ($50,000) portion of the convertible loan on July 25th and received 23,585

                           CBCOM, INC. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS

Note 7 - Secured Convertible Loan (Continued)

shares of the Company's common stock at a price of $2.12 according to the terms of the loan. Due to the mandatory conversion feature, the Company recognized a deemed interest of $4,894 based on the $50,000 portion that was converted.

The Company, at its sole discretion, may elect to pay interest in cash or in the form of common stock. If the accrued interest is paid in the form of common stock, the shares of common stock will be calculated as follows: the total unpaid accrued interest divided by the value of common stock, which shall be the Closing Bid Price on: (i) the date the interest payment is due; or (ii) if the interest payment is not made when due, the date the interest payment is made. In accordance with the loan agreement, this loan and all payments hereon, including principal and interest, shall be subordinate and junior to in right of payment to all accounts payable of the Company incurred in the ordinary course of business and/or bank debt of the Company not to exceed $1 million. The Company granted the lender a security right in all of its assets until repayment of this loan.

                           CBCOM, INC. AND SUBSIDIARY


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition at September 30, 2001

The Company had an accumulated deficit of $12,611,100 as of September 30, 2001. Since its inception in 1997, the Company has suffered consecutive losses in the fiscal years ended December 31, 1997, 1998, 1999 and 2000. The Company had $32,184 cash on hand at September 30, 2001.

Results of Operations

The Three Months Ended September 30, 2001 Compared to The Three Months Ended September 30, 2000

The company, through its wholly owned subsidiary in Beijing, has entered into a Management Services Agreement with Beijing Chinet Information Technology Company, an internet service provider (ISP) with offices in Beijing and Shanghai, PRC. Under the agreement, CBCom China, the company's subsidiary, provides technical support, equipment, software maintenance, sales and marketing services, accounting and management consulting services and receives eighty percent (80%) of the revenue collected on behalf of the ISP. In addition, CBCom, Inc. has loaned funds to the President of Beijing Chinet Information Technology Company, who is also a director of CBCom, Inc. for the purpose of acquiring companies operating as Internet Service Providers in China. The consulting agreement commenced during the third quarter of 2001 and the company earned $110,970 in service fees.

The general and administrative expense results of operations for the three months ended September 30, 2001 was $333,020 compared to $898,790 for the quarter ended September 30, 2000. The components of these general and administrative expenses included $163,437 of payroll expense (of which $37,500 was accrued), $40,385 of rental expense for both the Beijing and California offices, and $76,802 in legal, accounting and public relations professional fees. The decrease of $565,770 mainly represents the one-time compensation expense in year 2000 of $645,782 relating to the settlement with the former CEO of the company offset by additional administrative and management expenses of $66,861 in the company's Beijing office.

The interest expense for the three months ended September 30,2001 was a net interest income of $202,122 compared to $38,936 of interest expense for the three months ended September 30, 2001. The interest expense in the same period of 2000 was due mainly to recording the deemed interest expense for the loan of shares by Polmont Investments used to pay the compensation expense owed to the former CEO. The interest income in the third quarter of 2001 relates mainly to a reversal of the deemed interest recorded in the second quarter totaling $193,725 related to the benefit obtained by the loan conversion by the principal shareholder. This amount of $193,725 has been reclassified as a dividend and is shown in the Statement of Operations as a deemed Dividend. The Company recorded $3,019 as interest income on the notes receivable from the two officers of the

                           CBCOM, INC. AND SUBSIDIARY

Company. The Company recognized deemed Dividends of $1,238,825 on conversions of shareholder loans into Common Stock based upon the discount to the quoted market price.


The Nine Months Ended September 30, 2001 Compared to The Nine Months Ended September 30, 2000

The company, through its wholly owned subsidiary in Beijing, has entered into a Management Services Agreement with Beijing Chinet Information Technology Company, an internet service provider (ISP) with offices in Beijing and Shanghai, PRC. Under the agreement, CBCom China, the company's subsidiary, provides technical support, equipment, software maintenance, sales and marketing services, accounting and management consulting services and receives eighty percent (80%) of the revenue collected on behalf of the ISP. In addition, CBCom, Inc. has loaned funds to the President of Beijing Chinet Information Technology Company, who is also a director of CBCom, Inc. for the purpose of acquiring companies operating as Internet Service Providers in China. The consulting agreement commenced during the third quarter of 2001 and the company earned $110,970 in service fees.

The general and administrative expense results of operations for the nine months ended September 30, 2001 was $1,052,618 compared to $1,426,037 for the nine months ended September 30, 2000. The components of these general and administrative expenses included $474,497 of compensation expense (of which $112,500 was accrued), $103,985 of rental expense for both the Beijing and California offices, and $177,135 in legal, accounting and public relations professional fees. The decrease of $373,419 mainly represents the one time compensation expense in year 2000 of $645,782 relating to the settlement with the former CEO of the company offset by $66,861 administrative and management expenses of the Beijing office, investor and public relation expenses of $51,652 because the Company became listed on the OTCBB this year and consulting fees of $47,025.

The interest expense for the nine months ended September 30, 2001 was $34,533 compared to $85,066 for the nine months ending September 30, 2000. The interest expense in the same period of 2000 was due mainly to the amortization of deemed interest expense for the purchase right assigned to Polmont to acquire 500,000 shares of common stock currently owned by the ex-CEO. The interest expense for the first nine months of 2001 is accrued, but waived, interest relating to the shareholder loans, deemed interest of $4,894 related to the benefit obtained in the mandatory conversion feature contained in the secured convertible loan, and $15,000 of a loan finders fee relating to the convertible loan. The Company recorded a deemed dividend of $1,441,325 relating to a series of loan conversions into common stock issued at $1.00 per share based upon the discount to the quoted market price.

                           CBCOM, INC. AND SUBSIDIARY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Plan of Operation

CBCom was formed to develop telecommunications projects and Internet-related information services in the People's Republic of China. CBCom intends to establish joint venture partnerships with Chinese companies having data networking technologies or customer bases to which CBCom will contribute United States technology and management resources. In addition, after China's admission to the World Trade Organization (WTO), CBCom should be able to take equity ownership of internet service providers in China. Until then, CBCom operates by providing management services to Beijing Chinet Information Technology Company, an ISP owned 90% by a director of CBCom, Inc. in exchange for consulting fees equal to eighty percent (80%) of the revenue collected by Beijing Chinet Information Technology.

In order to execute its Business Plan, CBCom has listed its common shares on the OTC Bulletin Board on May 21, 2001 and is currently looking to undertake a Private Placement of $5.0-10.0 million. The funds will be used to capitalize the other (non-ISP) joint venture partnerships and to assist Beijing Chinet Technology Company acquire Internet companies in China. If CBCom is unable to raise funds through a Private Placement, the Company would be dependent upon its major shareholders for funds and would have to alter its acquisition strategy and timetable.

To limit the use of valuable cash reserves, CBCom intends to negotiate its acquisitions using a combination of cash and CBCom shares. The terms of any acquisition must give operating control of the acquired business to CBCom. CBCom will provide the necessary operating cash as well as management and technical staff to operate the consolidated business. There is good cause to believe that owners of the ISPs in China will welcome the opportunity to own stock in a United States public company.

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

                           CBCOM, INC. AND SUBSIDIARY

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

                           CBCOM, INC. AND SUBSIDIARY

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


Liquidity and Capital Resources

The Company has suffered losses in 1997, 1998, 1999, 2000 and the first nine months of 2001 and had negative working capital in all of these periods. The operating activities of the Company were funded by a principal shareholder in the form of shareholder loan. Funds loaned by the principal shareholder to the Company amounted to $679,000 in 1998, $136,900 in 1999, $599,706 in 2000 and
$1,608,327 in the first nine months of 2001. Amounts owed to the principal shareholder may be converted into the Company's common stock at $1.00 per share and the principal shareholder converted $696,000 of the outstanding shareholder loan balance into 696,000 shares of common stock during the three months ended September. During May 2001, a sophisticated investor invested another $275,000 through a private placement at $1.00 per share and the Company received net cash proceeds of $247,500, net of a finders fee of $27,500.

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


                           PART II - OTHER INFORMATION

                                   CBCOM, INC.

                               SEPTEMBER 30, 2001

Item 1.   Legal Proceedings

           On June 11, 2001 CBCom, Inc. filed suit against Paul, Hastings, Janofsky and Walker, a firm of attorneys practicing in Los Angeles and Mr. David Gersh, one of the members of the firm for professional negligence relating to the negotiation and preparation of an employment agreement for the former CEO of CBCom, Inc. On October 29, 2001 Paul, Hastings settled the suit with the Company.

                           CBCOM, INC. AND SUBSIDIARY

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

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits.

     Exhibit 10.10 Secured Convertible Debenture due June 6, 2002
                   (Previously filed with the June 30, 2001 10-QSB)

     Exhibit 10.11 Management Services Agreement with Beijing Chinet Information
                   Technology Co.

(b)      Reports on Form 8-K.

          None

                           CBCOM, INC. AND SUBSIDIARY


                                  SIGNATURES
      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Encino, California, on the 19h day of November, 2001.

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