Form 10KSB
period 2001-12-31
CBCOM INC
filed 2002-04-16
CIK 1129248

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 2001           OR

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

                                 (818) 461-0800
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

State issuer's revenues for its most recent fiscal year: $268,787

State the aggregate market value of voting and non-voting stock held by non-affiliates: $12,521,300 at March 29, 2002

Number of shares of Common Stock outstanding as of December 31, 2001: 22,020,642

                                   CBCOM, Inc.
                        2001 ANNUAL REPORT ON FORM 10-KSB

                                     PART I
Item 1. Description of Business

Overview
         CBCom, Inc. was incorporated in Delaware in April, 1997. CBCom was formed to develop telecommunications projects and Internet-related information services in the People's Republic of China. CBCom establishes joint venture partnerships with Chinese companies having data networking technologies or customer bases to which CBCom will contribute United States technology and management resources. The Company has been in the development stage since inception and in 2001 the Company's wholly owned subsidiary CBCom China started to generate consulting income. At that point, the Company ceased to be a development stage enterprise.

         On July 6, 2001, CBCom, Inc. through its subsidiary in Beijing, has entered into a Management Services Agreement with Beijing Chinet Information Technology Company ("Chinet"), an internet service provider (ISP) with offices in Beijing and Shanghai, PRC. Under the agreement, CBCom China, provides technical support, equipment, software maintenance, accounting and management consulting services and receives eighty percent (80%) of the revenue collected on behalf of the ISP. In addition, CBCom, Inc. has loaned funds to the President of Chinet, who is also an officer of CBCom, Inc. for the purpose of acquiring companies operating as Internet Service Providers in China. As of December 31, 2001 CBCom has 75 employees, of which six are located in the United States and sixty-nine are located in China.

         In August, 1997, CBCom acquired selected assets of Beijing CBCom Telecommunications and Consulting Co., Ltd., a Chinese private company owned by Gordon Gao, currently a shareholder and director of CBCom. Beijing CBCom Telecommunications and Consulting Co., Ltd. was developing a Chinese character special purpose pager designed to download stock quotations.

         In October, 1997 CBCom and Beijing Great Wall Century Communications Technology Company, Ltd., an established paging company in China established a Sino-U.S. equity joint venture company called GCC CBCom (Tianjin) Communications Company, Ltd. to build a nationwide paging network. The joint venture has not commenced business, the business license has lapsed and CBCom will in all probability not reactivate GCC CBCom.

         On January 31, 1999, the Company entered into a Memorandum of Understanding "Memorandum") with Shanghai Stock Exchange Communications Co. Ltd. and Shanghai Xingtong Telecommunication Science and Technology Co. Ltd. ("SXTST) to develop a financial data network in China through setting up an equity joint venture invested by these three parties. The main strategy is to make full usage of the existing capacity of VSAT satellite communication infrastructure owned by Shanghai Stock Exchange throughout China. The total capital required in that joint venture is currently estimated to be US$3,000,000. The Company will contribute 70% of that amount; SSEC, 20%; and SXTST, 10%. The joint venture has not yet been established as of December 31, 2001.

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

         From  August,  1997  to  the  end  of  2000,  CBCom  has  maintained  a representative office in Beijing. In January 2001 the Company formed a subsidiary called CBCom China to provide management consulting services to companies in China, to acquire Chinese companies in the Internet and Telecommunications businesses and for the purpose of oversight of the Company's China projects. From January, 1998 to March, 1999 CBCom had a representative office in Shanghai for the purpose of developing its business relationship with Shanghai Stock Exchange Communications Co. Ltd.

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

Internet Market

     From its beginning of only 1700 users in 1993 (1), the Internet market in China has seen unprecedented growth. China's Internet population tripled in 1998
(2), and quadrupled from 2.1 million in January of 1999 (3), to its reported level of 8.9 million in January of 2000 (4) to approximately 20 million in December, 2000 and almost 30 million in December, 2001. The growth rates will drop, but this trend is expected to continue. China's Internet industry is nonetheless still in its infancy and a majority of China's ISPs and ICPs are struggling, and in need of outside help to grow or even just to remain solvent. This presents a window of opportunity to capitalize on one of the largest and fastest growing markets in the world. CBCom can combine its understanding of the special needs and culture of China along with knowledge and lessons learned from the successful American ISP and ICP markets.

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

         The parties to the memorandum must enter into a joint venture by December 31, 2002, and thereafter obtain the required approvals from the Chinese government or lose the exclusive right to the use of the SSECC satellite communication system. CBCom has advanced $250,000 in start-up expenses which was expensed during 1998 and which could be credited toward its capital contribution to the joint venture company when the joint venture is completed. If the joint venture has not been set up, and exclusive licenses to use the satellite communication network owned by Shanghai Stock Exchange and use the logo and name of Shanghai Stock Exchange have not been obtained, the issuance of promotional stock to Sinoway, Ltd. will be cancelled.

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

Competition

         Presently, there are four Chinese government-affiliated Internet service providers that control direct access to the World Wide Web in China and approximately 100 small independent Internet Service Providers that are not linked directly to the World Wide Web. There are several major ISPs which may pose direct competition to the anticipated business of the joint venture.


ITEM 2. DESCRIPTION OF PROPERTIES.

         In January, 2000 the Company entered into a 4-year lease expiring December 31, 2003 for approximately 2,169 square feet of office space at 16830 Ventura Boulevard, Suite 211, Encino, California at a monthly rental of $4,771.

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

         CBCom China is in the process of negotiating a lease for additional space in the same building in Beijing.


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

         As of September 1, 2000, Com Vu Corporation, in a letter from its counsel, had accepted CBCom's proposal to resolve the complaint and cross complaint in this matter by each side releasing the other and dismissing the lawsuit. Pursuant to this agreement, no payments will be made by or to either side. This settlement has been memorialized in a formal settlement agreement.

         On June 11, 2001 CBCom, Inc. filed a lawsuit against a firm of attorneys practicing in Los Angeles for professional negligence relating to the negotiation and preparation of an employment agreement for the former CEO of CBCom, Inc. On October 29, 2001 the firm of attorneys settled the lawsuit with the Company.

         In March 2002 a lawsuit was filed against the Company by EMC Holdings based on an alleged breach of contract for ill-defined investor relations services and seeks damages of 210,000 shares of CBCom, Inc. stock payable over various periods. An independent contractor apparently engaged EMC Holdings while purporting to act on behalf of the company. CBCom, Inc. was not aware of the engagement and EMC Holdings knew that the contractor was not an officer or director of the Company. No services were performed and the contractor had no actual or apparent authority to bind the Company. The Company believes there is no liability and intends to vigorously defend the case.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of security holders during the fourth quarter of 2001.


                               PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

          The following table presents the high and low prices for the Common Stock for 2001. The Company's Common Stock, $.001 par value, commenced trading on May 21, 2001 and is quoted on the OTC Bulletin Board, which is operated by the NASDAQ Stock Market.


                      Quarter               High                     Low

2001                  First                 $0.0                     $0.00

                      Second                $2.50                    $1.75

                      Third                 $2.75                    $1.75

                      Fourth                $2.75                    $1.01


         The number of shareholders of record of the Common Stock as of March 29, 2002 was 99. On March 29, 2002, the average of the closing bid and asked prices on the OTC Bulletin Board was $0.79. The Company has not declared any cash dividends during or since its two most recent fiscal years. The current policy of the Company's Board of Directors is to retain earnings, if any, to finance the operation of the Company's business. The payment of cash dividends on the Common Stock in the future will depend on the Company's earnings, financial condition and capital needs and on other factors deemed pertinent by the Company's Board of Directors.

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

2000

         During 2000, the Company sold securities that were exempt from registration under the Securities Act. These transactions are described below.

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

         On December 30, 2000 Polmont Investments, Ltd. converted loans totaling $1,142,446 into 2,284,892 shares of common stock in accordance with the letter of agreement between Polmont Investments Ltd. and the Company dated March 27, 1999.

2001

         During 2001, the Company sold securities that were exempt from registration under the Securities Act. These transactions are described below.

         On February 13, 2001, the Company's principal shareholder, Mr. Max Sun, converted shareholder loan of $150,000 into 150,0000 shares of common stock. The issuance of stock upon conversion of debt was private in nature and the shares were issued to an affiliate of the Company who was capable of evaluating the merits and risks of the shares and had full access to all relevant information relating to the Company and its business. Accordingly, these issuances were deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act and the shares issued are deemed to be restricted securities and bear a legend regarding resale restrictions.

         On March 6, 2001, the Board of Directors of the Company authorized the issuance of 100,000 shares of common stock at $1.00 per share to raise $100,000 for business development purposes. The cash proceeds of this issuance were $90,000, net of a finders fees of $10,000. This offering was private in nature and the shares were sold to two existing sophisticated shareholders and two other accredited investors who the Company reasonably believes was capable of evaluating the merits and risks of an investment in the Company and had full access to all relevant information relating to the Company and its business. Accordingly, this offering was deemed to be exempt from registration pursuant to
Section 4(2) of the Securities Act and the shares issued are deemed to be restricted securities and bear a legend to that effect.

         On May 15, 2001, one officer forgave his $275,000 of compensation receivable from the Company. As an incentive to this officer, the Company granted him 550,000 options to purchase 550,000 shares of common stock at $1.00 per share. The options were immediately vested and will expire in 10 years. The Company did not recognize any stock compensation in accordance with APB No. 25.

         In May 2001, the Company's principal shareholder, Mr. Max Sun, converted shareholder loans aggregating $258,300 into 258,300 shares of common stock. The issuance of stock upon conversion of debt was private in nature and the shares were issued to an affiliate of the Company who was capable of evaluating the merits and risks of the shares and had full access to all relevant information relating to the Company and its business. Accordingly, these issuances were deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act and the shares issued are deemed to be restricted securities and bear a legend regarding resale restrictions.

         On May 25, 2001 the Company issued 275,000 shares of its common stock at $1.00 per share to an outside investor and received proceeds of 247,500, net of a finders fee of $27,500. This offering was private in nature and the shares were sold to two existing sophisticated shareholders who the Company reasonably believes were capable of evaluating the merits and risks of an investment in the Company and had full access to all relevant information relating to the Company and its business. Accordingly, this offering was deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act and the shares issued are deemed to be restricted securities and bear a legend to that effect.

         From July through September 2001, the Company's principal shareholder, Mr. Max Sun, converted shareholder loans aggregating $696,000 into 696,000 shares of common stock. The issuance of stock upon conversion of debt was private in nature and the shares were issued to an affiliate of the Company who was capable of evaluating the merits and risks of the shares and had full access to all relevant information relating to the Company and its business. Accordingly, these issuances were deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act and the shares issued are deemed to be restricted securities and bear a legend regarding resale restrictions.

         On October 2, 2001 the Company issued 12,350 shares of common stock at $1.00 per share to pay two vendors, 7,350 shares to an individual, Mr. Zhi Wang, for $7,350 rent owed on an apartment in Beijing used by CBCom, Inc. employees and 5,000 to an individual, Mr. Edward Pendyk, who provided $5,000 worth of engineering consulting services.

         On December 3, 2001, the Company's principal shareholder, Mr. Max Sun, converted shareholder loan of $150,000 into 150,0000 shares of common stock. The issuance of stock upon conversion of debt was private in nature and the shares were issued to an affiliate of the Company who was capable of evaluating the merits and risks of the shares and had full access to all relevant information relating to the Company and its business. Accordingly, these issuances were deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act and the shares issued are deemed to be restricted securities and bear a legend regarding resale restrictions.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

      The following selected financial data is as of and for the years ended December 31, 2001 and 2000.
                                                    ----------------------------
                                                    December 31,   December 31,
                                                           2001           2000
                                                    ------------   ------------
Statements of Operations Data:             (in thousands, except per share data)
Consulting Revenue  ..............                  $        269   $          -
                                                    ------------   ------------
Gross margin .....................                           269              -
Operating expenses:
  General and administrative .....                         1,684          1,823

  Merger Expense..................
                                                    ------------   ------------
    Total operating expenses .....                         1,684          1,823
                                                    ------------   ------------
(Loss) from operations ...                                (1,415)        (1,823)
Interest expense, net ............                         1,633          1,218
Other (income) expense, net ......                          (237)
                                                    ------------   ------------
(Loss) before income taxes     ..                         (2,811)        (3,041)
Provision (benefit) for income taxes                           1              1
                                                    ------------   ------------
Net (Loss)        ................                       $(2,812)       $(3,042)
                                                    ============   ============
Net (Loss) per common share  :
  Basic ..........................                       $ (0.13)       $ (0.17)
                                                    ============   ============
  Diluted ........................                       $ (0.13)       $ (0.17)
                                                    ============   ============
Common shares used in computing per share amounts:
  Basic ..........................                    21,349,951     17,604,656
                                                    ============   ============
  Diluted ........................                    21,349,951     17,604,656
                                                    ============   ============

                                                     December 31,  December 31,
                                                            2001          2000
                                                    ------------   ------------
Balance Sheet Data:                                (in thousands)
Cash and cash equivalents ........                  $          6   $          9
Total assets .....................                         1,639            209
Total liabilities ................                         2,331          1,558
Total stockholders' deficit .......                         (692)        (1,350)

Overview

         CBCom, Inc. ("the Company") was incorporated under the laws of the State of Delaware on April 23, 1997 and is registered to do business as a foreign corporation in the State of California. The strategic mission of the Company is to participate in the development of telecommunication, internet, and information service businesses in the People's Republic of China. The Company will seek to acquire existing Internet Service Providers (ISP)and web based content providers (ICP) and operate through a series of sino-foreign joint venture companies. The Company has been in the development stage since inception and in 2001 the Company's wholly owned subsidiary CBCom China started to generate consulting income and the Company ceased to be a development stage enterprise.
         The Company, through its subsidiary in Beijing, has entered into a Management Services Agreement with Beijing Chinet Information Technology Company ("Chinet"), an internet service provider (ISP) with offices in Beijing and Shanghai, PRC. Under the agreement, CBCom China, provides technical support, equipment, software maintenance, accounting and management consulting services and receives eighty percent (80%) of the revenue collected on behalf of the ISP. In addition, CBCom, Inc. has loaned funds to the President of Chinet, who is also an officer of CBCom, Inc. for the purpose of acquiring companies operating as Internet Service Providers in China.
          The Company previously established a joint venture in order to operate in the pager network business in China; however, this venture was closed due to the inability at that time to raise sufficient capital. The Company incurred consecutive losses in 1997, 1998, 1999, 2000 and 2001.


        The following table summarizes certain key financial information:
        -----------------------------------------------------------------
                                          Change
                               2001        from          2000
                             ($000s)     prior year    ($000s)
-------------------------- ------------ ------------ ----------
 Consulting Revenue          $   269                   $     -
-------------------------- ------------ ------------ ----------
 Gross Margin                $     -                   $     -
-------------------------- ------------ ------------ ----------
 General and
 Administrative              $ 1,684        (8%)       $ 1,823
 Expenses
-------------------------- ------------ ------------ ----------
 Merger Expenses             $                         $
-------------------------- ------------ ------------ ----------
Interest Expense, Net        $  1633        34%        $ 1,218
Other (Income), Net          $   237                   $

-------------------------- ------------- ----------- ----------
 Provision (Benefit) for
   Income Taxes              $     1                   $     1
---------------------------------------------------------------

Results of Operations

Fiscal Years Ended December 31, 2001 and December 31, 2000

         In 2001, the company's subsidiary in China received $268,787 in consulting services revenue. The Company, through its subsidiary in Beijing, has entered into a Management Services Agreement with Beijing Chinet Information Technology Company ("Chinet"), an internet service provider (ISP) with offices in Beijing and Shanghai, PRC. Under the agreement, CBCom China, provides technical support, equipment, software maintenance, accounting and management consulting services and receives eighty percent (80%) of the revenue collected on behalf of the ISP. In addition, CBCom, Inc. has loaned funds to the President of Chinet for the purpose of acquiring companies operating as Internet Service Providers in China.

         General and administrative expenses consist principally of business development expenses in China, and salaries and other overhead expenses in the United States, as well as legal and other professional services. General and administrative expenses decreased by 8% from 2000 to year 2001. The main difference between 2000 and 2001 was a large one-time compensation settlement of $629,375 to the ex-CEO in 2000.

         The total general and administrative expenses in 2001 were $139,000 less than in 2000; however there was a $629,375 a one-time compensation settlement in the year 2000. Without this one-time expenses, expenses were higher in 2001 because the remainder of the Company's start-up costs in China, some of which were from prior years, were written off in 2001 totaling $131,500. In addition, CBCom China incurred $100,000 in additional salary expenses in order to earn its consulting income. Lastly, the additional costs of being a public company(legal, accounting and investor relations) occurred in 2001.

         The  largest   component  of  operating  expense  has  been  management
salaries; some of the management compensation has been paid by issuance of options on common stock and much of the salaries remain accrued, not yet paid. In May 2001, Gordon Gao the company's president in China converted $275,000 into 550,000 stock options at an option price of $1.00 per share.

         In addition to management salaries, the most significant overhead expenses of the Company have been legal and accounting expenses, and the costs of being a public company. The company incurred $300,000 in legal, accounting and public relations expenses in 2001 which was $134,000 more than in the year 2000. Further, the Company acquired a significant amount of computer equipment in China in order to provide technical services to Chinet, its ISP partner in China and depreciation expense increased to $81,000 in the year 2001 from $19,000 in the year 2000. The company recognized other income amounting to $167,500 due to a legal settlement.

         Interest expense for the year 2001 totaled $1,633,221 which was all non-cash expenditure and net of interest income of $7,196. An amount of $64,591 consisted of waived interest on shareholder loan and accrued interest on the convertible debenture. The balance of the interest was deemed interest of $1,575,825. The deemed interest is calculated at the excess of market price at commitment date over stated conversion rate of $1.00 per share. Interest expense for year 2000 totaled $1,218,817; however all of the interest expense was non-cash expenditure. The majority of interest expense was the total amortization of the remaining prepaid interest of $165,000 relating to the loan from Polmont Investments Limited plus $985,262 of deemed interest caused by converting loans advanced by Polmont during 2000 at $0.50 per share when the fair market value of the common stock of the Company was deemed to be $1.00 per share. The entire loan was converted to common stock on December 30,2000. The balance of the interest expense consists of interest waived on shareholder loans.

Critical Accounting Policy

         The Company's operations have been financed by loans from shareholders. Since April 24, 1998, the Company has had an in-effect a promissory note agreement (the Note) with the principal shareholder of the Company, which specified that the principal shareholder will continue to provide funds to the Company on a going forward basis and that any balance of the loan bears an interest rate of 7% per annum. According to the Note, the shareholder has the option to convert his outstanding loan balance into the Company's common stock at a stated conversion price at any time prior to its maturity date. The Note also specified that the conversion price may be adjusted if the Company shall at any time undergo a stock split, stock dividend or other combination or subdivision that does not involve payment of consideration for such shares. The original Note was due on April 24, 2000, which specified a $0.50 per share conversion price, the fair market value at the time. The extended Note, dated April 24, 2000, is due on April 23, 2002, which modified the conversion rate to $1.00 per share, again the fair market value at the time. Under this Note agreement, the principal shareholder converted $270,400 of the loan to 468,500 shares of common stock in 2000, and $1,116,800 to 1,116,800 shares in 2001.

         The Company's Common Stock commenced trading on May 21, 2001 on the OTC Bulletin Board. Due to the convertible feature, the Company recorded total deemed interest of $1,575,875 in the year 2001 at loan commitment dates according to EITF 98.5. The deemed interest is calculated at the excess of market price at the commitment date over the stated conversion rate of $1.00 per share. The Note is due for renewal on April 24, 2002 and the principal shareholder continues to advance funds to the Company under the Note. Further, the share price on the OTC:BB has fluctuated and is currently below $1.00 per share. The Company is considering the fairest way to convert the outstanding balance of the Note at April 23, 2002 and how to rewrite an extended note at April 24, 2002. The Company is considering how to effect future conversions considering the fluctuations in the market price of the shares.

Plan  of Operation

         CBCom was formed to develop telecommunications projects and Internet-related information services in the People's Republic of China. CBCom establishes joint venture partnerships with Chinese companies having data networking technologies or customer bases to which CBCom will contribute United States technology and management resources. In order to execute its Business Plan, CBCom,Inc. listed its common shares on the OTC Bulletin Board and plans to undertake a Private Placement of $5.0-10.0 million. The funds will be used to capitalize the joint venture partnerships and acquire internet companies in China. If CBCom is unable to raise funds through a Private Placement, the Company will remain dependent upon its major shareholders for funds and would have to alter its acquisition strategy and timetable.

         The Company, through its subsidiary in Beijing, has entered into a Management Services Agreement with Beijing Chinet Information Technology Company ("Chinet"), an internet service provider (ISP) with offices in Beijing and Shanghai, PRC. Under the agreement, CBCom China, provides technical support, equipment, software maintenance, accounting and management consulting services and receives eighty percent (80%) of the revenue collected on behalf of the ISP. In addition, CBCom, Inc. has loaned funds to the President of Chinet, who is also an officer of CBCom, Inc. for the purpose of acquiring companies operating as Internet Service Providers in China. There had been some question about whether a foreign-owned company could own an Internet Service Provider in China; however, after China's admission to the World Trade Organization in November, 2001, that question has been clarified. Accordingly, CBCom,Inc. plans later this year to purchase an equity stake in Chinet.

         To limit the use of valuable cash reserves, CBCom and its partner will try to negotiate its first acquisitions using cash and CBCom shares. The terms of any acquisition must give operating control of the acquired business to CBCom and its partner. CBCom will provide the necessary operating cash as well as management and technical staff to operate the consolidated business. There is good cause to believe that owners of the ISPs in China will welcome the opportunity to own stock in a United States public company.

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

         CBCom and its partner plan an series of mergers, acquisitions, and service expansions. CBCom will offer convenient accessibility through local access numbers nationwide, fast access speeds, high quality customer support, and user-friendly services, all of which are currently lacking in China but are taken for granted in America. Internet Content will include unique and targeted applications on its various web sites thereby drawing an ever-increasing customer base to its ISP business, as well as generating revenue by charging fees for specialized information and service web sites.

         In order to quickly reach a profitable number of subscribers, CBCom and its partner plan to acquire a number of smaller ISPs and by using current technology, combine the existing customers into a single ISP. The infrastructure requirements of a very small ISP are essentially the same as that of a very large ISP and the cost to maintain operations are virtually fixed. Therefore the single most important component of profitability is a high number of subscribers. By acquiring existing businesses, CBCom will immediately benefit from achieving economies of scale.

         CBCom, Inc. has entered into a memorandum of understanding with Shanghai Stock Exchange Communication Co., Ltd. ("SSECC") and Shanghai Xingtong Telecommunications Science & Technology Co., Ltd. to form a Sino-foreign joint venture to develop a financial data network in China called "China Financial Network" or "CFN". SSECC is a subsidiary of the Shanghai Stock Exchange formed as a joint venture between Shanghai Stock Exchange and Shanghai Stock Central Clearing Company. The memorandum contemplates that SSECC will provide access to its existing satellite communication system as well as licenses, permissions and rights to use the logo, name and promotional information of the Shanghai StockExchange. Shanghai Xingtong Telecommunications will participate in network design and management to ensure efficient utilization of the satellite network and will provide technical assistance. CBCom will provide the resources to collect and compile global financial information, United States technology, management resources and capital.

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

         The parties to the memorandum must enter into a joint venture and obtain the required approvals from the Chinese government authorities by December 31, 2002 or lose the exclusive right to the use of the SSECC satellite communication system. CBCom has advanced $250,000 in start-up expenses which was expensed during 1998 and which could be credited toward its capital contribution to the joint venture company when the joint venture is completed. If the joint venture has not been set up and exclusive licenses to use the satellite communication network owned by Shanghai Stock Exchange and use the logo and name of Shanghai Stock Exchange have not been obtained, the issuance of promotional stock to Sinoway, Ltd. could be cancelled.

Liquidity and Capital Resources

         The Company has suffered losses in 1997, 1998, 1999, 2000 and 2001 and had negative working capital in 1997, 1998, 1999, 2000 and 2001, respectively. The Company was funded initially by two of its founding shareholders in the amounts of $400,000 and $1,600,000, respectively. During 1999, the Company raised money through a series of private placements netting $304,000 after selling commissions. In addition, one of the Company's directors and major shareholders has provided the Company with loan funds that were convertible into Common Stock at a price of $0.50 per share until April 24,2000 and $1.00 per share thereafter. Funds loaned to the Company equaled $679,000 in 1998, $136,900 in 1999, $599,706 in 2000 and $1,726,174 in 2001.

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

Secured Convertible Loan

The Company entered into a loan agreement for the principal of $150,000 with Ashland Partners, a Delaware corporation, on June 6, 2001. Per the loan agreement, the loan bears 6.67% interest per annum and the Company is obligated to pay back $100,000 of principal and accrued interest on June 6, 2002 unless the $100,000 is converted into common stock at $2.00 per share on or before June 6, 2002. The remaining $50,000 must be converted into common stock, anytime 30 days after June 6, 2001 but in no event later than June 6, 2002, at the price per share equal to eighty percent (80%) of the average Closing Bid Price of the Common Stock, as quoted by Bloomberg L.P. for ten (10) trading days immediately preceding the conversion date. The loan holder elected to convert the mandatory fifty thousand dollars ($50,000) portion of the convertible loan on July 25, 2001 and received 23,585 shares of the Company's common stock at a price of $2.12 according to the terms of the loan. Due to the mandatory conversion feature, the Company recognized a deemed interest of $4,894 based on the $50,000 portion that was converted.

The Company, at its sole discretion, may elect to pay interest in cash or in the form of common stock. If the accrued interest is paid in the form of common stock, the shares of common stock will be calculated as follows: the total unpaid accrued interest divided by the value of common stock, which shall be the Closing Bid Price on: (i) the date the interest payment is due; or (ii) if the interest payment is not made when due, the date the interest payment is made. In accordance with the loan agreement, this loan and all payments hereon, including principal and interest, shall be subordinate and junior in right of payment to all accounts payable of the Company incurred in the ordinary course of business and/or bank debt of the Company not to exceed $1 million. The Company granted the lender a security right in all of its assets until repayment of this loan.

Related Party Loan

            The President of Beijing Chinet Information Technology Company ("Chinet"), Mr. Gordon Gao owns 90% of the equity in Chinet and is also an officer, director and 5.5% shareholder of CBCom, Inc. On June 15, 2001, the Company entered into a loan agreement, initially for $500,000, with Mr. Gao, who will use the proceeds to conduct merger and acquisition activities of Internet Service Provider (ISP) targets he has found in China. The promissory note is secured by an equity interest in Chinet and Mr. Gao has committed to repay the principal and interest either in cash or in the form of the equity interest he has acquired in China. The Company has made additional advances on the loan and the balance at December 31, 2001 is $1,053,086. The loan will mature on November 30, 2010 with interest at 8% per annum.


RISK FACTORS

CBCom is currently operating at a loss.

          CBCom has had limited revenue to date and has had significant losses. CBCom has been forced to borrow funds to maintain its operations. Its ability to develop operations is dependent upon its ability to develop a profitable ISP business or to develop the proposed China Financial Network. Due to the Company's poor financial condition, the Company's independent certified public accountants modified their report on the Company's December 31, 2001 financial statements to include an explanatory paragraph in which they express substantial doubt about the Company's ability to continue as a going concern.

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

         PRC Regulation of the Telecommunications Industry. The Ministry of Posts and Telecommunications (the "MPT") regulates the telecommunications industry in China. The MPT directly or indirectly regulates entry into the telecommunications industry, scope of permissible business, interconnection and transmission line arrangements, technology and equipment standards, and other aspects of the Chinese telecommunications industry. Such regulation may limit the Company's flexibility to respond to certain development opportunities. In addition, changes in the regulations or policies governing such regulatory framework could have an adverse effect on the Company. The Company may have to obtain certain licenses, if required, from the MPT in order to commence its proposed business. There is no assurance that it will be able to obtain such licenses, or if obtained, that they will not be untimely revoked or suspended. The rates that the Company will be permitted to charge for telecommunications services, if any are developed, are subject to regulation by the State Planning Commission, the MPT, and relevant Provincial Price Bureaus. Once authorized by such regulatory agencies, there can be no assurance that changes in the tariffs and rates would not have a material adverse effect on any Company business and results of operations, if any had been developed. Management and affiliates own enough shares to control shareholder vote. CBCom's executive officers and directors beneficially own approximately 12.8% of the outstanding common stock of CBCom. These officers and directors do not have controlling interest over matters requiring shareholder approval. Over 6,500,000 shares of the outstanding common stock of CBCom is owned by companies or individuals with familial relationships to the officers and directors of CBCom, over which such officers and directors claim no beneficial ownership or voting control. However, taken together the shares owned by the executive officers and directors and those individuals or entities with familial relationships have controlling interest over matters requiring stockholder approval, including the election of directors and the approval of material corporate matters such as change of control transactions. The effects of such control could be to delay or prevent any attempt to change control of CBCom instigated by shareholder action without management support.

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

            See Item 13 of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On March 12, 2002, pursuant to consent of the Board of Directors, the Company approved the engagement of Vasquez & Company, LLC as its independent auditors for the fiscal year ending December 31, 2001, and in the subsequent interim periods to replace BDO International, who were dismissed as of March 13, 2002. The full Board of Directors approved the change in auditors on the same date.

         The report of BDO International on the Company's financial statements for the fiscal year ended December 31, 1999 and 2000 did not contain an adverse opinion or a disclaimer of opinion and was not qualified (except that of a going concern) or modified as to audit scope or accounting principles. The report for the fiscal years 1999 and 2000, contained a modification stating there was substantial doubt as to the Company's ability to continue as a going concern.

         In connection with the audit of the Company's financial statements for the fiscal years ended December 31, 1999 and 2000, and any subsequent interim period preceding the date of change, there were no disagreements with BDO International, on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of BDO International, would have caused BDO International, to make reference to the matter in its report.

                              PART      III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Name                         Age                        Title

Chian Yi (Max) Sun           37       Chairman of the Board, President, Director

Charles A. Lesser            55       Secretary,  Treasurer,   Chief   Financial
                                      Officer, Director

Gordon Xia Gao               32       General Manager, CBCom China and Director

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

ITEM 10 -- EXECUTIVE COMPENSATION

     The following table summarizes the compensation for the three most recent fiscal periods ended December 31, 2001, December 31, 2000 and December 31, 1999 of our Chief Executive Officer and the three most highly compensated other executives and officers whose total annual salary and bonus exceed $100,000.

                           SUMMARY COMPENSATION TABLE
                                                        ANNUAL COMPENSATION               LONG TERM COMPENSATION
                                              ---------------------------------------   --------------------------
                                                                             OTHER       RESTRICTED     SECURITIES
                                                                            ANNUAL          STOCK       UNDERLYING
                                                               BONUS        COMPEN-        AWARDS         OPTIONS/
 NAME AND PRINCIPAL POSITION(1)      YEAR      SALARY($)        ($)       SATION ($)          ($)           SARS
--------------------------------   --------   -----------   ----------   ------------   ------------   -----------

Bernard J. Luskin, former            2001      $   0               0              0              0          0
Chairman and Chief                   2000       629,375            0              0              0       (500,000)
Executive Officer   (1)              1999       131,250            0              0              0        500,000

Chian Yi (Max) Sun                   2001      $150,000            0              0              0            0
Chairman and President (2)           2000       150,000            0              0              0        300,000
                                     1999       150,000            0              0              0           0

Charles A. Lesser                    2001      $150,000            0        $19,225              0        145,000
Chief Financial Officer  (3)         2000       150,000            0         16,000              0        150,000
                                     1999       150,000            0         16,000              0            0

Gordon Gao                           2001      $120,000            0              0              0        550,000
General Manager, CB   (2)            2000       120,000            0              0              0        150,000

China                                1999       120,000            0              0              0             0

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

(2) The total salary amount for 1999,2000 and 2001 has been accrued. The company was unable to pay compensation and in December, 1999 offered to convert the amounts owed into Common Stock at a price of $1.00 per share, the current fair market value. Salaries due for 1997 and 1998 had been converted at December, 1998 into Common stock at $0.50 share, the fair market value at that time.

(3) Salary of $75,000 for 2000 and $6,250 for 2001 has been accrued. The company has offered to convert the amounts owing into Common Stock at a price of $1.00 per share, the current market value at May, 2001. Other Compensation consists of an auto allowance and contribution to the company's 401 (k) plan.

(4) Gordon Gao converted $275,000 in accrued salary into 550,000 options on Common Stock at an option price of $1.00 per share.

OPTION/SAR GRANTS IN LAST FISCAL PERIOD

         The following table sets forth the information concerning individual grants of stock options and stock appreciation rights ("SARs") during the period ended December 31, 2001. All of the options granted in the year ended December

31, 2001 have terms of ten (10) years. A total of 810,275 options were granted to three employees in the 12-month period ended December 31,2001 under CBCom's 1998 Employee Stock Option Plan. . Options totaling 187,500 expired as a prior grantee left the employ of the Company in 1999 and the two year period for exercise has passed. Two grantees exercised a total 260,275 options at an exercise price of $1.00 per share. In accordance with the Plan, the Company received two promissory notes in the amount of $260,275.


OPTION/SAR GRANTS IN LAST FISCAL PERIOD
                                               INDIVIDUAL GRANTS
                              --------------------------------------------------
                                NUMBER OF    % OF TOTAL
                               SECURITIES   OPTIONS/SARS
                               UNDERLYING    GRANTED TO   EXERCISE OR
                              OPTIONS/SARS  EMPLOYEES IN  BASE PRICE  EXPIRATION
             NAME              GRANTED(#)   FISCAL PERIOD   ($/SH)       DATE
----------------------------  ------------  ------------- ----------- ----------
Charles A. Lesser.......2001    145,000         17.9%       $ 1.00     05/15/11
Chian Yi (Max) Sun........... 2001        -
Gordon Gao       .......2001    550,000         67.9%       $ 1.00     05/15/11
Bernard Luskin.....       2001        -


--------------------------------------------------------------------------------
                        Aggregated Option Exercises in the 2001 Fiscal Year
                                 and Fiscal Year-End Option Value
--------------------------------------------------------------------------------
                          Number of Securities            Value of Unexercised
                    Underlying Unexercised Options        In the Money Options
                       Exercisable/Unexercisable       Exercisable/Unexercisable
--------------------------------------------------------------------------------
Chian Yi (Max) Sun             612,500/  0                   $1,251,563/$0.00
Charles A. Lesser              650,000/  0                   $1,425,000/$0.00
Gordon Gao                     825,000/  0                   $1,515,625/$0.00
Steven Meadows                 275,000/  0                   $  437,850/$0.00
--------------------------------------------------------------------------------


                        Aggregated Option Exercises in the 2001 Fiscal Year

                          Number of Securities            Value of Exercised
                              Exercised                         Options

Charles A. Lesser              145,000                         $145,000
Steven Meadows                 115,275                         $115,275


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table contains information regarding the shareholdings of CBCom's current directors and executive officers and those persons or entities who beneficially own more than 5% of its common stock (giving effect to the exercise of warrants or options exercisable within sixty days held by each such person or entity):

                                             Amount of Common       Percent of
                                             Stock Beneficially     Common Stock
                                             Owned (1) (2)            Owned (2)

Chian Yi (Max) Sun (3)                           2,518,500              11.1%
President, Director
52, Jalan Kelochor
Kota Bharu, Kelantan, Malaysia

Charles A. Lesser (4)                              897,500               3.9%
Chief Financial Officer, Director
5801 Serrania Avenue
Woodland Hills, California 91367

Gordon Xia Gao (5)                               1,247,500               5.5%
Director
484 E California Blvd #11
Pasadena, California 91106

Wong Lip Ting                                    1,250,000               5.7%
Wake Little Treasure Ltd.
297 Prince Edward Road, Suite 6A
Erin Court, Hong Kong

Soon Cheh Siong
Jesmax Investment Ltd. (6))                      1,200,000               5.9%
Suite 12.33, Petama Komplek
Jalan Tunku Abdul Rahman
50100 Kuala Lumpur, Malaysia

Ren Zhen Tian (7)                                1,200,000               5.4%
7C, 1 Block Jia 2
Zuo Jia Zhuang Road
Chao Yang District
Beijing, China

Sinoway Co. Ltd. (8)                             1,250,000               5.4%
191 Java Road
North Point, Hong Kong

Sun Chiah Yee (9)                                3,534,892              16.1%
Polmont Investments, Ltd.
126, Jalan Dedap, Ampang Prima Jaya
68000 Ampang
Selangor, Malaysia

All directors and                                4,663,500              19.3%
executive officers as
a group (3 persons) (10)

--------------------

(1)      Based upon 22,020,642 outstanding shares of common stock.
(2) Assumes exercise of warrants, options or other rights, if any, to purchase securities held by the named shareholder exercisable within sixty days of the date hereof.
(3) Includes 906,000 shares owned directly by Mr. Sun and 1,000,000 shares held by Joy Luck Communication Ltd. of which Mr. Sun may be deemed to be the beneficial owner. Mr. Sun also has options to purchase 612,500 shares, of which all 612,500 are exercisable within 60 days at prices ranging between $.425 and $1.00 per share.
(4) Mr. Lesser has options to purchase 650,000 shares of common stock of which all 650,000 are exercisable within 60 days at prices ranging between $.425 and $1.00 per share.
(5) Mr. Gao has options to purchase 825,000 shares of common stock held, of which all 825,000 are exercisable within 60 days at prices of $.425 and $1.00 per share.
(6) Beneficially owned by Mr. Soon Cheh Siong, familially related to Max Sun, President and a director of the company. Mr. Soon also holds 200,000 shares in his own name. Mr. Sun disclaims beneficial ownership of any of these shares.
(7) Beneficially owned by persons who are familially related to Zhu Hong Wei, a director of the Company. Mr. Zhu disclaims beneficial ownership of these shares.
(8) Beneficially owned by Zhu Yi Wei who is both the controlling shareholder and director of Sinoway Co. Ltd.
(9) Polmont Investments, Ltd., converted a promissory note on December 30, 2000 and owns 2,784,8922 shares of common stock. Ms. Sun owns 750,000 shares in her own name. Ms. Sun, the principal owner of Polmont, is the sister of Mr. MaxSun,theCompany's President and a director of the Company. Mr. Max Sun disclaims beneficial ownership of Ms. Sun's or Polmont's shares.

(10)     Includes options to purchase 2,087,500 shares.

ITEM  12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Since inception, Mr. Max Sun, President, a director, and controlling shareholder, has extended credit to CBCom and is expected to continue to extend credit to it. CBCom has executed a note for the funds borrowed from Mr. Sun. On April 24, 1998 CBCom converted $1,600,000 of its outstanding note and issued 8,000,000 shares of common stock to Mr. Sun or designee. The outstanding note provides for interest at 7% per annum but such interest charge has been waived by Mr. Sun. The note also contains conversion rights for all outstanding amounts owed subsequent to April 24, 1998, at a conversion rate of $.50 per share. Between April 24, 1998 and December 31, 1998, $160,000 of the loan was converted into 320,000 shares of common stock. During 1999, $648,370 of the loan was converted into 1,296,740 shares of common stock. On April 24, 2000 the note renewed and the conversion price was increased to $1.00 per share to reflect the market value at that time. During 2000, $270,400 of the loan was converted into 468,500 shares. During 2001, $1,116,800 of the loan was converted into 1,116,800 shares. At December 31, 2001 the balance owed to Mr. Sun was $930,027.

            The President of Beijing Chinet Information Technology Company ("Chinet"), Mr. Gordon Gao owns 90% of the equity in Chinet and is also an officer, director and 5.5% shareholder of CBCom, Inc. On June 15, 2001, the Company entered into a loan agreement, initially for $500,000, with Mr. Gao, who will use the proceeds to conduct merger and acquisition activities of Internet Service Provider (ISP) targets he has found in China. The promissory note is secured by an equity interest in Chinet and Mr. Gao has committed to repay the principal and interest either in cash or in the form of the equity interest he has acquired in China. The Company has made additional advances on the loan and the balance at December 31, 2001 is $1,053,086. The loan will mature on November 30, 2010 with interest at 8% per annum.


         Polmont Investments, Ltd. had agreed to pay on behalf of CBCom, Inc., through sale of up to 800,000 of the Amtec, Inc. shares owned by it, the agreed funds payable to Mr. Bernard Luskin in regard to CBCom's settlement with Mr. Luskin. Polmont Investments, Ltd., a British Virgin Islands corporation, is controlled by a shareholder of CBCom and the sister of the president of CBCom, Inc. According to a letter of agreement dated March 27, 1999, Polmont had agreed to accept repayment in the form of shares of CBCom, Inc. valued at $0.50 per share. On December 30, 2000 Polmont converted its entire loan balance of $1,142,446 into 2,284,892 shares of common stock of the Company. The Company recorded $985,262 of deemed interest expense on the difference between the conversion price of $0.50 per share and the deemed fair market value of $1.00 per share for all funds advanced by Polmont during the year 2000.


ITEM 13. EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K.

         (a)   See Index to Financial Statements  immediately  following Exhibit
               Index

         (b    There were no reports filed on Form 8-K.


         (c)   Exhibits

1.1           Agreement  and Plan of Merger  and  amendment            (2)
              thereto between Abbacy Corporation and CBCom, Inc. dated September 24, 1999

1.2           Certificate of Incorporation  of CBCom,  Inc.            (2)
              and amendments

1.3           By-Laws of CBCom, Inc.                                   (2)

10.1          CBCom, Inc. 1998 Stock Option Plan                       (2)

10.2          Convertible  Promissory  Note,  due April 24,            (3)
              2001 between CBCom, Inc. and Max Sun

10.3          Convertible  Promissory  Note,  due April 24,            (2)
              2000 between CBCom, Inc. and Max Sun

10.4          Memorandum of  Understanding  between  CBCom,            (2)
              Inc., Shanghai Stock Exchange  Communications
              Co. and Shanghai Xingtong  Telecommunications
              Science and Technology, Ltd.

10.5          Office  Lease  between  Cornerstone  Suburban            (2)
              Office, L.P. and CBCom, Inc. dated January 1,
              2000

10.6          Settlement Agreement Between Radio,  Computer            (2)
              &  Telephone,  Inc.  and CBCom,  Inc.,  dated
              April 16, 1999 regarding pager technology.

10.7          Letter   of   Agreement    between    Polmont            (2)
              Investment  Limited  and  CBCom,  Inc.  dated
              March 27, 1999 regarding loan of securities as collateral for the employment agreement of Bernard Luskin.

10.8          Dismissal   Agreement   and  Mutual   General            (1)
              Release by and between ComVu Corporation and CBCom, Inc. Max Sun and Charles Lesser

10.9          Share Subscription  Agreement,  March 6, 2001            (4)
              for 100,000 shares

10.10         Secured  Convertible  Debenture  due  June 6,            (5)
              2002

10.11         Management  Services  Agreement  with Beijing            (6)
              Chinet Information Technology Co.

10.12         Convertible   Promissory   Note,   due  April            Herein
              24,2002 between CBCom, Inc. and Max Sun

10.13         Demand Promissory Note, $145,000 from Charles            Herein
              Lesser

10.14         Demand Promissory Note,  $115,275 From Steven            Herein
              Meadows

10.15         Common  Stock  Purchase   Agreement   between            Herein
              Brighton  Opportunity  Fund,  L.P. and CBCom,
              Inc.

10.16         Stock  Purchase   Agreement  By  And  Between            Herein
              Brighton  Opportunity  Fund,  L.P. and CBCom,
              Inc.

1    Included with the filing of Form 10-QSB dated November 14, 2000
2    Included with the filing of Form 10SB12G dated December 11, 2000
3    Included with the filing of Form 10-KSB dated March 30, 2001
4    Included with the filing of Form 10-QSB dated May 14, 2001
5    Included with the filing of Form 10-QSB dated August 17, 2001
6    Included with the filing of Form 10-QSB dated November 19, 2001

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Encino, California, on the 15th day of April, 2002.


                                   CBCOM, INC.


                               By /s/ Chian Yi Sun
                          ----------------------------
                                  Chian Yi Sun
                              Chairman of the Board

Date:  April 15, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Chian Yi Sun            Chairman of the Board                April 15, 2002
--------------------        (Principal Executive Officer)
    Chian Yi Sun


/s/ Charles A. Lesser       Chief Financial Officer/Director     April 15, 2002
----------------------      (Principal Financial Officer and
    Charles A. Lesser        Principal Accounting Officer)


/s/ Gordon X. Gao           Director                             April 15, 2002
----------------------
    Gordon X. Gao

                           CBCOM, INC. AND SUBSIDIARY


                        CONSOLIDATED FINANCIAL STATEMENTS


                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 2001

                           CBCOM, INC. AND SUBSIDIARY

                          INDEX TO FINANCIAL STATEMENTS




Report of Independent Certified Public Accountants (December 31, 2001)    F-2
Report of Independent Certified Public Accountants (December 31, 2000)    F-2a

Financial Statements
     Consolidated Balance Sheets                                          F-3
     Consolidated Statements of Operations                                F-4
     Consolidated Statements of Shareholders' Deficit                  F-5 - F-6
     Consolidated Statements of Cash Flows                             F-7 - F-8

Notes to Financial Statements                                             F-9

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors
CBCom, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of CBCom, Inc. and Subsidiary as of December 31, 2001 and the related consolidated statements of operations, shareholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of CBCom, Inc. as of December 31, 2000 and for the year then ended were audited by other auditors, whose report dated February 7, 2001 on those statements included an explanatory paragraph that described the significant operating loss from operations and working capital deficiency discussed in Note 1 to the financial statements.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CBCom, Inc. and Subsidiary at December 31, 2001 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a limited operating history, has incurred substantial losses, and at December 31, 2001, has a working capital deficiency and shareholders' deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/Vasquez & Company LLP/
Los Angeles, California

March 29, 2002

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


                                       BDO International



------------------------
Shanghai, PRC
February 7, 2001





                                      F-2a

                           CBCOM, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                                           December 31,
                                                    ---------------------------
                                                        2000           2001
ASSETS                                              ------------   ------------
Current assets:
 Cash                                               $      9,241   $      6,139
 Other receivable                                              -         52,599
                                                    ------------   ------------
Total current assets                                       9,241         58,738
                                                    ------------   ------------
Furniture, fixtures and equipment, net (Note 2)           34,404        409,178
                                                    ------------   ------------
Other assets:
 Deposits                                                 29,722         21,389
 Receivable - Officer (Notes 1 and 5)                          -      1,053,086
 Prepaid expenses (Note 6)                               135,416         97,004
                                                    ------------   ------------
Total other assets                                       165,138      1,171,479
                                                    ------------   ------------
Total assets                                        $    208,783   $  1,639,395
                                                    ============   ============
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                  $    261,526   $    311,230
  Salaries payable - employees                           760,200        786,150
  Accrued expenses                                       159,775         82,417
  Income tax payable                                       3,200            800
  Capital lease obligation - current (Note 6)             32,433         32,433
   Convertible loan                                            -        100,000
  Loan payable - other shareholders (Note 5)              11,988         88,173
                                                    ------------   ------------
Total current liabilities                              1,229,122      1,401,203

Loan payable - shareholder (Note 5)                      329,306        930,027
                                                    ------------   ------------
Total liabilities                                      1,558,428      2,331,230
                                                    ------------   ------------
Commitments and Contingencies (Notes 5, 6, 7, and 8)

Shareholders' deficit:
 Common stock at par value of $0.001 per share,
   80,000,000 shares authorized, 20,232,632
   and 22,020,642 shares issued and outstanding,
   respectively (Notes 7 and 8)                           20,233         22,021
 Additional paid-in capital                            8,824,966     12,504,376
 Stock subscription                                       (1,250)        (1,250)
 Employee notes receivable                                     -       (211,221)
 Accumulated deficit                                 (10,193,594)   (13,005,761)
                                                    ------------   ------------
Total shareholders' deficit                           (1,349,645)      (691,835)
                                                    ------------   ------------
Total liabilities and shareholders' deficit         $    208,783   $  1,639,395
                                                    ============   ============
                 See accompanying notes to financial statements.

                           CBCOM, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    Year ended December 31,
                                                -----------------------------
                                                   2000              2001
                                                ------------     ------------

Consulting Revenue                              $          -     $    268,787



General and administrative expenses                1,822,600        1,684,055
                                                ------------     ------------

Loss from operations                              (1,822,600)      (1,415,268)

Other income (expense):
   Interest expense, net                          (1,218,817)      (1,633,221)
   Other, net                                              -          237,122
                                                ------------     ------------

Loss before income taxes                          (3,041,417)      (2,811,367)

Income tax provision (Note 3)                            800              800
                                                ------------     ------------

Net loss                                        $ (3,042,217)    $ (2,812,167)
                                                ------------     ------------

Weighted average number of common shares
   outstanding                                    17,604,656       21,349,951

Basic and diluted loss per share                $      (0.17)    $      (0.13)



















                 See accompanying notes to financial statements.

                           CBCOM, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                               (See Notes 7 and 8)

                                      Common Stock     Additional                 Employee
                                 --------------------    Paid-In        Stock      Notes       Accumulated
                                   Shares     Amount     Capital    Subscription Receivable      Deficit         Total
                                 ----------  --------  -----------  ------------ ----------   -------------  -------------
Balance, December 31, 1999       17,212,240  $ 17,212  $ 6,021,943  $    (1,300) $        -   $ (7,151,377)  $ (1,113,522)

Proceeds of Regulation, D,
   Rule 506 issuance                      -         -            -           50           -              -             50
Conversion of shareholder loan
   to stock ($0.50 per share)       396,200       397      197,703            -           -              -        198,100
Conversion of shareholder loan
   to stock ($1.00 per share)        72,300        72       72,228            -           -              -         72,300
Settlement of payroll payable
   to stock ($1.00 per share)       317,000       317      316,683            -           -              -        317,000
Cancellation of Regulation D,
   Rule 506 issuance                (50,000)      (50)           -            -           -              -            (50)
Conversion of Polmont loan
   ($0.50 and $1.00 per share)    2,284,892     2,285    2,125,424            -           -              -      2,127,709
Forgiveness of interest on
   shareholder loans                      -         -       77,866            -           -              -         77,866
Compensation cost resulting
   from stock options                     -         -       13,119            -           -              -         13,119

Net loss                                  -         -            -            -           -     (3,042,217)    (3,042,217)
                                 ----------- --------  -----------  -----------  ----------   ------------   ------------
Balance, December 31, 2000       20,232,632  $ 20,233  $ 8,824,966  $    (1,250) $        -   $(10,193,594)  $ (1,349,645)

Conversion of shareholder loan
   to stock ($1.00 per share)     1,116,800     1,116    1,115,684            -           -              -      1,116,800
Issuance of stock for cash
   ($1.00 per share)                375,000       375      337,125            -           -              -        337,500
Options exercised
    ($1.00 per share)               260,275       260      260,015                 (260,275)             -              -
Forgiveness of shareholder's
   compensation                           -                275,000            -           -              -        275,000
Forgiveness of interest on
   shareholder loans                      -         -       35,435            -           -              -         35,435
Conversion of convertible
    loan                             23,585        24       54,870            -           -              -         54,894
Issuance of stock for
   services ($1.00 per share)        12,350        13       12,337            -           -              -         12,350









                 See accompanying notes to financial statements.

                           CBCOM, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                               (See Notes 7 and 8)

                                      Common Stock     Additional                 Employee
                                 --------------------    Paid-In        Stock      Notes       Accumulated
                                   Shares     Amount     Capital    Subscription Receivable      Deficit         Total
                                 ----------  --------  -----------  ------------ ----------   -------------  -------------
Compensation cost resulting
   from stock options                     -         -       13,119            -           -              -         13,119
Repayment of employee notes
   receivable                             -         -            -            -      56,250              -         56,250
Interest on employee
     notes receivable                     -         -            -            -      (7,196)             -         (7,196)
Deemed interest on conversion
   of shareholder loan                    -         -    1,575,825            -           -              -      1,575,825

Net loss                                  -         -            -            -           -     (2,812,167)    (2,812,167)
                                 ----------- --------  -----------  -----------  ----------   ------------   ------------
Balance, December 31, 2001       22,020,642  $ 22,021  $12,504,376  $    (1,250) $ (211,221)  $(13,005,761)  $   (691,835)
                                 =========== ========  ===========  ===========  ==========   ============   ============

































                 See accompanying notes to financial statements.

                           CBCOM, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Year ended December 31,
                                                     --------------------------
                                                         2000          2001
                                                     ------------  ------------
Cash flows from operating activities:
  Net loss                                           $ (3,042,217) $ (2,812,167)
  Adjustments to reconcile net loss to net cash
      provided by (used in)operating activities:
    Depreciation and amortization                          81,385        81,302
    Accrued interest expense on shareholder's loan         77,866        35,435
    Settlement on former CEO's claim- Note 5              629,375             -
    Deemed interest                                     1,150,262     1,580,719
    Compensation cost related to options granted           13,119        13,119
    Write-off of advance to subsidiary                          -       (69,622)
    Amortization of rent prepaid with common stock              -        62,500
    Issuance of stock for compensation cost                90,500             -
    Non-cash salary repayment of employee
      notes receivable                                          -        56,250
    Changes in operating assets and liabilities:
      Deposits                                             (9,825)        8,333
      Prepaid expenses                                      4,771       (24,087)
      Other receivable                                                  (52,599)
      Accounts payable                                    (69,886)      115,826
      Salaries payable - employees                        421,689       300,950
      Accrued liabilities and income tax payable           30,652        (3,573)
                                                     ------------  ------------
Net cash used in operating activities                    (622,309)     (707,614)
                                                     ------------  ------------
Cash flows from investing activities:
  Receivables - Officer and other                               -    (1,053,086)
  Purchase of fixed assets                                      -      (456,076)
                                                     ------------  ------------
Net cash used in investing activities                           -    (1,509,162)
                                                     ------------  ------------
Cash flows from financing activities:
  Reversal of Appletree private placement                     (50)            -
  Proceeds from shareholder loans                         599,706     1,950,174
  Repayments to shareholders                                    -      (224,000)
  Proceeds from convertible loan                                -       150,000
  Proceeds from issuance of stock                              50       337,500
                                                     ------------  ------------
Net cash provided by financing activities                 599,706     2,213,674
                                                     ------------  ------------
Net decrease in cash and cash equivalents                 (22,603)       (3,102)

Cash and cash equivalents, beginning of period             31,844         9,241
                                                     ------------  ------------
Cash and cash equivalents, end of period             $      9,241  $      6,139
                                                     ============  ============

                See accompanying notes to financial statements.

                           CBCOM, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Year ended December 31,
                                                     --------------------------
                                                         2000          2001
                                                     ------------  ------------

Supplementary information
Cash paid during the year:
  Interest                                           $          -  $      7,630
  Taxes Paid                                                              3,200

Supplemental disclosure of non - cash activities
  Conversion of shareholder loans and salary         $  1,639,346  $  1,116,800
  Conversion of officer salary to option                        -       275,000
  Repayment of employee note receivable                         -        56,250
  Conversion of convertible loan to common stock                -        50,000
  Deemed interest on shareholder loan conversion                -     1,580,719
  Forgiveness of interest accrued                          77,866        35,435



































                 See accompanying notes to financial statements.

                           CBCOM, INC. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1--BASIS OF PRESENTATION

Background of Organization and Going Concern Uncertainty

CBCom, Inc. and Subsidiary ("the Company") was incorporated under the laws of the State of Delaware on April 23, 1997 and is registered to do business as a foreign corporation in the State of California. In January 2001 the Company established a WFOE (wholly foreign owned enterprise) registered in Beijing, China, called CBCom China. The strategic mission of the Company is to participate in the development of telecommunication, Internet, and information service businesses in the People's Republic of China. The Company is seeking to acquire existing Internet Service Providers (ISP) and web based Internet content providers (ICP) and will operate through a series of Sino-foreign joint venture companies. The Company previously established a joint venture in order to operate in the pager network business in China; however, this venture was closed due to the inability at that time to raise sufficient capital.

The Company's headquarters is located in Encino, California. From August 1997 to December 2000, the Company maintained a representative office in Beijing for the purpose of oversight of its China projects. In January 2001 the Company formed its subsidiary in Beijing and continues to occupy the same offices.

The Company, through its subsidiary in Beijing, has entered into a Management Services Agreement with Beijing Chinet Information Technology Company ("Chinet"), an internet service provider (ISP) with offices in Beijing and Shanghai, PRC. The major shareholder and President of Chinet is also an officer and minority shareholder (5.5%) of the Company. Under the agreement, CBCom China provides technical support, equipment, software maintenance, accounting and management consulting services and receives eighty percent (80%) of the revenue collected on behalf of the ISP. In addition, CBCom, Inc. and Subsidiary loaned funds to this officer of the Company for the purpose of acquiring companies operating as internet service providers in China.

The Company's consolidated financial statements as of December 31, 2001 and for the year then ended have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred consecutive losses in 1997, 1998, 1999, 2000 and 2001 and had negative working capital in each of those years that raises substantial doubt about its ability to continue as a going concern. Historically, one of the Company's directors and major shareholders provided the Company with substantial financing sources. The director has provided a letter of support indicating that he pledges to provide continuous financial support to enable the Company to satisfy its working capital requirements and to complete its commitments to the Company's joint venture projects on a going concern basis. While there is no assurance that funding will be available, the Company is continuing to actively seek funding for its operations in China and to complete the Shanghai joint venture project through equity and/or debt financing. There is an uncertainty that management fund raising will be successful. The accompanying financial statements do not include any provisions or adjustments, which might result from the outcome of the uncertainty discussed above.

                           CBCOM, INC. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1--BASIS OF PRESENTATION (continued)

Basis of Accounting and Consolidation Policy

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and are presented in U.S. dollars. The accompanying consolidated financial statements include the accounts of CBCom, Inc. and its wholly owned subsidiary. All significant inter-company transactions and balances have been eliminated in the consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Furniture, Fixtures and Equipment

Property and equipment are stated at cost. Depreciation is computed primarily using the estimated useful lives of the assets as follows:
                                                          Estimated Useful
                                                           Life (in years)
                                                         -------------------
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

Other Receivable

Other receivable consists mainly of receivable from Chinet. The Company periodically evaluates the recoverability of these assets and writes it down to net realizable value.

Fair Value of Financial Instruments

The carrying amounts of cash, accounts payable, accrued expenses, and short-term loan payable are reasonable estimates of their fair value because of the short maturity of these items. The fair value of the non-convertible loan is not significantly different from its carrying value due to the interest rate, which

                           CBCOM, INC. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1--BASIS OF PRESENTATION (Continued)

approximates to the interest rate that the Company could get from third parties. The convertible shareholders loan can be determined by the market price of the common stock times the outstanding convertible shares. At December 31, 2001, the fair value of the total $930,027 shareholder loan is approximately $2,557,574. The $100,000 convertible loan has fair value of $118,750.

Income Taxes

The Company accounts for income taxes using the liability method, which requires an entity to recognize deferred tax liabilities and assets. Deferred income taxes are recognized based on the differences between the tax bases of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in future years. Further, the effects of enacted tax laws or rate changes are included as part of deferred tax expenses or benefits in the period that covers the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized.

Revenue Recognition

Revenues are recognized when services are rendered. Revenue consists of consulting fees earned from computer consulting services, usage of computer equipment, and accounting and other management consulting services to an internet service provider located in Beijing, China.

Stock-Based Compensation

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

Earnings (Loss) Per Share

Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). The statement replaces the calculation of primary and fully diluted earnings (loss) per share with basic and diluted earnings (loss) per share. Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to

                           CBCOM, INC. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS



NOTE 1--BASIS OF PRESENTATION (Continued)

fully diluted earnings (loss) per share. The 2,100,000 options and 2,4,62,500 options in 2000 and 2001 were not included in calculating weighted average outstanding shares as they have an anti-dilutive impact on loss per share.

Foreign Currency Translation and Comprehensive Income or Loss

The foreign subsidiary's assets and liabilities are translated using rates of exchange as of the balance sheet date and the statements of earnings are translated at the average rates of exchange for the year. Income or loss resulting from foreign currency should be accounted for in the comprehensive statement of operation. During 2001, the Company did not incur material income or loss from foreign currency translation because the exchange rate had been consistent throughout the year. Therefore, the comprehensive statement of operation is not presented.

New Accounting Standards

         In June 2001, the Financial Accounting Standards Board (FASB) SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. It also requires, upon adoption of SFAS 142 that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS No. 141. The adoption of SFAS No. 141 is not expected to have a material impact on the consolidated financial statements. Under the new rules of SFAS No. 142, goodwill and indefinite lived intangible assets will no longer be amortized but will be reviewed annually for impairment. Intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. SFAS No. 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment. SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at the date, regardless of when those assets were initially recognized. SFAS No. 142 requires the Company to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

                           CBCOM, INC. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1--BASIS OF PRESENTATION (Continued)


The FASB also issued SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets, and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", in August and October 2001, respectively.

SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company expects that the SFAS No. 143 will not have a material impact on its consolidated results of operations and financial position upon adoption.

SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be disposed of" and APB Opinion No, 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted and, in general, are to be applied prospectively. The Company does not expect that the adoption will have a material impact on its consolidated results of operation and financial position.

Cessation of Development Stage

In 2001 the Company's  wholly owned  subsidiary  CBCom China started to generate consulting income pursuant to its consulting agreement with Beijing Chinet Information Technology Company. Therefore the Company ceased to be a development-stage enterprise.

                           CBCOM, INC. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS

NOTE 2--FURNITURE, FIXTURES AND EQUIPMENT

Furniture, fixtures and equipment consists of:
                                                   December 31,
                                           -----------------------------
                                               2000             2001
                                           ------------     ------------
 Furniture and fixtures                    $      7,216     $      7,216
 Equipment                                       89,124          545,200
                                           ------------     ------------
                                                 96,340          552,416

 Accumulated depreciation                       (61,936)        (143,238)
                                           ------------     ------------
 Net                                       $     34,404     $    409,178
                                           ============     ============

Depreciation expense was $18,884 and $81,302 for the years ended December 31, 2000, and 2001.

Included in equipment are the following assets held under capital leases:
                                                    December 31,
                                           -----------------------------
                                               2000             2001
                                           ------------     ------------
 Equipment                                 $     32,504     $     32,504

 Accumulated depreciation                       (22,755)         (29,256)
                                           ------------     ------------
 Net                                       $      9,749     $      3,248
                                           ============     ============

NOTE 3--INCOME TAXES

The provision for income taxes consists of:
                                              Year ended December 31,
                                           -----------------------------
                                              2000                2001
                                           ------------     ------------

 Income tax provision (state)              $        800     $        800
                                           ------------     ------------
       Total                               $        800     $        800
                                           ============     ============

                           CBCOM, INC. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS

NOTE 3--INCOME TAXES (continued)

The components of the net deferred tax asset and liability are as follows:
                                                    December 31,
                                           -----------------------------
                                              2000                2001
                                           ------------     ------------
Deferred tax assets:
     Net operating loss carryforwards      $  3,081,000     $  2,935,000
     Salary and bonus accrual                   303,000          337,000
     Capital loss carryforward                    7,000            5,000
     Other                                            -            3,000
                                           ------------     ------------
     Subtotal                                 3,391,000        3,280,000
     Valuation allowance                     (3,391,000)    $ (3,280,000)
                                           ------------     ------------
     Net                                   $          -     $          -
                                           ============     ============

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

The Company had accumulated net operating losses of approximately $6,850,000 as of December 31, 2001, for Federal and California state income tax purposes to offset future taxable income, if any, which will expire at various dates through the year 2021 for federal income tax purposes and through the year 2006 for California state income tax purposes. However, the utilization of net operating losses may be subject to certain limitations as prescribed by Section 382 of the Internal Revenue Code. At December 31, 2001 the Company has a capital loss carryforward of $11,494 that will expire in 2003.

The Company's wholly owned subsidiary in China was in its first year of operation in 2001 and was exempted from income tax. No current or deferred tax was recognized for this subsidiary.

NOTE 4--JOINT VENTURE PROJECTS

The Company signed a Memorandum of Understanding with Shanghai Stock Exchange Communication Co. (SSEC), a subsidiary of the Shanghai Stock Exchange on January 31, 1999. The purpose of the Memorandum of Understanding is to establish a Sino-U.S. equity joint venture company, in which CBCom, Inc. and Subsidiary will hold 70% of the equity. The joint venture company will distribute real time stock and financial data in China using the satellite communications system owned by Shanghai Stock Exchange Communication Co. At a later time, the joint venture plans to create an Internet Service Provider (ISP) in China. The Company has incurred $250,000 in start-up expense which was expensed during 1998 and

                           CBCOM, INC. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS

NOTE 4--JOINT VENTURE PROJECTS (continued)

which could be credited toward its capital contribution to the joint venture company when the joint venture is completed.

Licenses/Contracts

In 1998, the Company issued 1,250,000 shares of common stock valued at $0.50 per share to Sinoway Limited in exchange for services related to obtaining an exclusive license to use SSEC's VSAT satellite system and other telecommunication infrastructures as well as the name and logo, etc., of SSEC. Accordingly, the Company recognized a notional stock subscription receivable of $1,250 and promotion service for License and Contract of $623,750 in 1998. As the chance of obtaining the license is uncertain, the fees paid for promotional services were expensed during 1998. As of December 31, 2001, the Company believed that it is possible that the said joint venture could take place in2002. However, no assurances can be given that such an event will occur.

NOTE 5--RELATED PARTY TRANSACTIONS

Shareholder Loans

The  Company's   operations  have  been  financed  by  capital   injection  from
shareholders and loans from shareholders.

Since April 24, 1998, the Company has had an in-effect a promissory note agreement (the Note) with the principal shareholder of the Company, which specified that the principal shareholder will continue to provide funds to the Company on a going forward basis and that any balance of loan bears an interest rate of 7% per annum. According to the Note, the shareholder has the option to convert his outstanding loan balance into the Company's common stock at a stated conversion price at any time prior to its maturity date. The Note also specified that the conversion price may be adjusted if the Company shall at any time undergo a stock split, stock dividend or other combination or subdivision that does not involve payment of consideration for such shares. The original Note was due on April 24, 2000, which specified a $0.50 per share conversion price. The extended Note, dated April 24, 2000, was due on April 23, 2001 and was extended for another year to April 23 2002 and modified the conversion rate to $1.00 per share.

Under this Note agreement, the principal shareholder converted $270,400 of loan to 468,500 shares of common stock in 2000, and $1,116,800 to 1,116,800 in 2001.
In 2000 and 2001, the principal shareholder waived his interest receivable of $11,598 and $35,435, respectively.

On May 15, 2001, two officers exercised 260,275 options to buy 260,275 shares of common stock at a price of $1.00 per share. The Company accepted a one-year promissory note collateralized by, and in the same amount as salary and other compensation owed to the two officers. from each of the officers. The note bears interest at 5% per annum. As of September 30, 2001, one of the officers repaid $56,250 on the note and there was a total of $7,196 in accrued interest income on the notes receivable.

                           CBCOM, INC. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS

NOTE 5--RELATED PARTY TRANSACTIONS (continued)

Shareholder Loans (continued)

During the year 2001, two shareholders who are officers of the Company advanced $76,185 to the Company. These advances do not bear interest, do not have a definite maturity date and have not been repaid at December 31, 2001.

Two other shareholders also advanced money to the Company in 1999. However, these advances did not bear interest and do not have a definite maturity date. The balance of $11,988 has not been paid at December 31, 2001.

Loan Receivable from an Officer

On June 15, 2001, the Company entered into a loan agreement, initially for $500,000, with an officer, who will use the proceeds to conduct merger and acquisition activities of Internet Service Provider (ISP) targets he has found in China. The promissory note is secured by an equity interest in an ISP in China that is owned 90% by the officer and the officer has committed to repay the principal and interest either in cash or in the form of the equity interest he has acquired in China. The Company has made additional advances on the loan and the balance at December 31, 2001 is $1,053,086. The loan will mature on November 30, 2010 with interest at 8% per annum.

Loan from Polmont and Employment Agreements

The Company had a five-year employment agreement starting from May 17, 1997 with the former CEO who left the Company in January 1999. He filed a lawsuit against the Company for the unpaid compensation of $520,833 through May 15, 1999 plus the relevant compensation remaining on his employment agreement. In accordance with the employment agreement, the former CEO's annual base salary and bonus were guaranteed up to May 15, 1999 by 800,000 shares of a publicly traded company's common stock held in an escrow account, which shares were owned by Polmont Investment Limited (Polmont). Polmont is an investment holding company registered in British Virgin Island, which is beneficially owned by the sister of the principal shareholder.

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

                           CBCOM, INC. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS

NOTE 5--RELATED PARTY TRANSACTIONS (continued)

Loan from Polmont and Employment Agreements (continued)

The Company entered into an agreement with Polmont on March 27, 1999 whereby the Company shall repay the loan balance on a dollar-to-dollar basis to Polmont on or before March 26, 2002 for all amounts paid to a former CEO for compensation from the sale of security by an escrow agent, plus simple interest at 10% per annum on the outstanding balance. Also, that agreement specified that the Company allow Polmont to convert the outstanding obligation, in whole or part, into common stock at a conversion price of $0.50 per share. Upon conversion, interest earned by Polmont on the amount(s) converted shall be waived. In addition, the Company designated Polmont to purchase 500,000 shares of common stock owned by the former CEO for $30,000 in total after the repayment process is complete. Due to the nature of this off-balance sheet financing, the Company recognized prepaid interest of $220,000 and the corresponding amount in additional paid-in capital and amortized the prepaid interest over the period of three years.

During the period from April 1999 to June 30, 2000, the escrow sold a total of 250,000 shares of a public traded company's common stock and the former CEO received the entire claimed unpaid compensation of $520,833 plus $16,407 towards the purchase of his Common Stock.

Regarding the relevant compensation for the remaining terms on the former CEO's employment contract, the former CEO and the Company signed the final settlement agreement on September 30, 2000. The former CEO agreed to accept the value of an additional 190,000 shares of a public traded company's common stock as full and final settlement for all claims. The total value of 190,000 shares of a public traded company's stock was approximately $629,375 based on the market price of that particular stock on September 1, 2000. After this settlement, the total outstanding loan payable to Polmont totaled $1,142,446, which was converted into 2,284,892 shares of the Company's common stock based upon the conversion rate specified in the agreement dated March 27, 1999. In accordance with EITF 98-5, the Company recorded the deemed interest of $985,262 upon conversion. According to the terms specified in the aforementioned agreement between Polmont and the Company, Polmont waived its accrued interest receivable of $66,278 at December 31, 2000.

                           CBCOM, INC. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS

NOTE 5--RELATED PARTY TRANSACTIONS (continued)

Loan from Polmont and Employment Agreements (continued)


The balance of loans payable to related parties is as follows:

                                              Loans from    Loans from    Loans from
                                              Principal        Other       Polmont
                                              Shareholder  Shareholders      Ltd.
                                              ------------ ------------- ------------
Balance at December 31, 1999                  $          - $      11,988 $    157,184

New borrowings                                     599,706             -      985,262
Repayments including conversion into stock        (270,400)            -   (1,142,446)
                                              ------------  ------------ ------------
Balance at December 31, 2000                       329,306        11,988            -

New borrowings                                   1,950,174        76,185
Repayments including conversion into stock      (1,349,453)            -            -
                                              ------------  ------------ ------------
Balance at December 31, 2001                  $    930,027  $     88,173 $          -
                                              ============  ============ ============


The above $930,027 shareholder loan will be due in April 2002. The Company expects the loan to be renewed at the due date. Therefore, the shareholder loan is classified as non-current.

NOTE 6--COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its facilities in the U.S. under a non-cancelable operating lease that expires December 31, 2003. The Company also leases equipment under a non-cancelable capital lease that expired June 2000. However, the Company had a dispute with the leasing company and has not made payments at December 31, 2001. As such, the Company is in default of the lease obligation at December 31, 2001. Future minimum annual lease payments as of December 31, 2001 are as follows:

                                         Capital         Operating
Year ending December 31,                 Leases           Leases
-------------------------------       ------------     ------------
    2002                              $     32,433     $     57,252
    2003                                         -           57,252
                                      ------------      -----------
    Total lease payments              $     32,433     $    114,504
                                      ============     ============

                           CBCOM, INC. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS

NOTE 6--COMMITMENTS AND CONTINGENCIES (continued)

Leases (continued)

The Company sublet a portion of its facility and offset rent expense in 2000 and 2001. The net rental expense is presented as follows:
                                             Year ended December 31,
                                          ----------------------------
                                              2000            2001
                                          ------------    ------------
Gross rental expense (including
rent in Beijing, China)                   $    184,459    $    158,982

Sublet rental income                                           (11,000)
                                          ------------    ------------
Net rental expense                        $    184,459    $    147,982
                                          ============    ============

The Company leases its facilities in Beijing under a five-year non-cancelable operating lease that commenced in 1998 and expires February 28, 2003. The Company issued 625,000 shares of common stock in exchange for $312,500 of rent. The Company amortizes the prepaid rent at the rate of $5,208 per month.

Litigation

On August 30, 1999, a lawsuit was filed in the Superior Court of the State of California against the Company and its officers by Com VU Corporation, a Delaware corporation, based on an alleged breach of a prior agreement between CBCom and Com VU. The parties entered into a merger agreement on March 26, 1999, which merger was never effected. Com VU alleged that the Company failed to consummate the merger by failure to use its best efforts to effect it, failed to pay $50,000 in outstanding debts to two shareholders on behalf of Com Vu, terminated the agreement improperly and breached a covenant of good faith. Com Vu was requesting payment of the $50,000 plus losses of approximately $15,000 in expenses and costs.

As of September 30, 2000, the litigation between Com VU and CBCom was settled. Both parties agreed to a dismissal agreement and a mutual general release of this lawsuit. Both parties agreed to unconditionally release, acquit and forever discharge each other for any and all actions based directly or indirectly on the subject matter of the above lawsuit.

On June 11, 2001 CBCom, Inc. and Subsidiary filed suit against a firm of attorneys practicing in Los Angeles for professional negligence relating to the negotiation and preparation of an employment agreement for the former CEO of CBCom, Inc. and Subsidiary. On October 29, 2001 the firm of attorneys settled the suit with the Company.

                           CBCOM, INC. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS

NOTE 6--COMMITMENTS AND CONTINGENCIES (continued)

Litigation (continued)

In March 2002 a lawsuit was filed against the Company by EMC Holdings based on an alleged breach of contract for ill-defined investor relations services, and seeks damages of 210,000 shares of CBCom, Inc. and Subsidiary stock payable over various periods. An independent contractor had apparently engaged EMC Holdings while purporting to act on behalf of the company. CBCom, Inc. and Subsidiary was not aware of the engagement and EMC Holdings knew that the contractor was not an officer or director of the Company. No services were performed and the contractor had no actual or apparent authority to bind the Company. The Company believes there is no liability and intends to vigorously defend the lawsuit.

NOTE 7--EQUITY TRANSACTIONS

2000

In April 2000, the principal shareholder converted $198,100 of a shareholder loan into 396,200 shares of the Company's stock at $0.50 per share in accordance with the terms specified on the Note dated April 24, 1998 (See Note 5). In June 2000, an advance of $72,300 made by the principal shareholder after April 24, 2000 was converted into 72,300 shares of common stock at $1.00 per share, which was specified in the extension of the Note.

During the second quarter of 2000, in terms of the conversion rate of $0.50 per share reached in a 1999 agreement between an employee and the Company, the Company converted the $90,500 of compensation due to the employee into 181,000 shares of the Company's common stock in accordance with EITF98-5. The Company recorded the compensation cost of $90,500 upon conversion. In addition to the $90,500 unpaid compensation, the Company also owed the employee $136,000 of unpaid compensation, which was converted into 136,000 shares of common stock at $1.00 per share, which was the fair value of the Company's common stock at that time.

At December 5, 2000, the Company unilaterally rescinded the transaction in which it issued 50,000 shares of common stock to Appletree Investment in exchange for a shareholder name list plus $50. Consequently, the Company returned the $50 of proceeds to Appletree.

At December 31, 2000, Polmont converted $1,142,446 of loan lent to the Company into 2,284,892 shares of common stock at $.50 per share in accordance with the terms specified in the loan agreement dated March 27, 1999. In addition, the Company recorded deemed interest of $985,262. Consequently, the outstanding deferred interest of $91,668 was written off as of December 31, 2000.

At December 31, 2000, the principal shareholder and Polmont forgave $77,866 of interest accrued on their loan. The Company recognized $77,866 as additional paid-in capital.

                           CBCOM, INC. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS

NOTE 7--EQUITY TRANSACTIONS (Continued)

2001

Pursuant to the convertible promissory note dated April 24, 2000, the principal shareholder continuously loaned funds to the Company. During 2001, the total new borrowing from the shareholder amounted to $1,950,174, of which $1,116,800 was converted to common stock at a stated conversion rate of $1.00 per share. Due to the convertible feature, the Company recorded total deemed interest of $1,575,825. The deemed interest is calculated at excess of market price at commitment date over stated conversion rate of $1.00 per share. The detailed transactions of shareholder loan conversion are as follows:

o  February 13, 2001       $150,000 converted to 150,000 shares of common stock
o  May 21, 2001            $133,300 converted to 133,300 shares of common stock
o  May 25, 2001            $125,000 converted to 125,000 shares of common stock
o  July 19, 2001           $170,000 converted to 170,000 shares of common stock
o  August 7, 2001          $335,000 converted to 335,000 shares of common stock
o  August 9, 2001          $100,000 converted to 100,000 shares of common stock
o  September 18, 2001      $91,000 converted to 91,000 shares of common stock
o  December 3, 2001        $12,500 converted to 12,500 shares of common stock.

On March 6, 2001, the Board of Directors of the Company authorized the issuance of 100,000 shares of common stock at $1.00 per share to raise $100,000 for business development purposes. The cash proceeds of this issuance were $90,000, net of a finder's fee of $10,000.

At March 31, 2001, the Company recognized $5,602 of interest accrued on the loan payable to the principal shareholder.

On May 15, 2001, one officer forgave his $275,000 of compensation receivable from the Company. As an incentive to this officer, the Company granted him 550,000 options to purchase 550,000 shares of common stock at $1.00 per share. The options were immediately vested and will expire in 10 years. The Company did not recognize any stock compensation in accordance with APB No. 25.

On May 25, 2001, the Company issued 275,000 shares of its common stock at $1.00 per share to an outside investor and received proceeds of 247,500, net of a finder's fee of $27,500.

At June 30, 2001, the Company recognized $5,747 of interest accrued on the loan payable to the principal shareholder.

At September 30, 2001, the Company recognized $7,936 of interest accrued on the loan payable to the principal shareholder.

On October 2, 2001, the Company issued 12,350 shares of common stock to two vendors of the Company in settlement of two outstanding invoices totaling $12,352 at $1.00 per share when the market price was $2.10 per share.

                           CBCOM, INC. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS

NOTE 7--EQUITY TRANSACTIONS (Continued)

At December 31,2001, the Company recognized $16,150 of interest accrued on the loan payable to the principal shareholder.

Secured Convertible Loan

The Company entered into a loan agreement for the principal of $150,000 with Ashland Partners, a Delaware corporation, on June 6, 2001. Per the loan agreement, the loan bears 6.67% interest per annum and the Company is obligated to pay back $100,000 of principal and accrued interest on June 6, 2002 unless the $100,000 is converted into common stock at $2.00 per share on or before June 6, 2002. The remaining $50,000 must be converted into common stock, anytime 30 days after June 6, 2001 but in no event later than June 6, 2002, at the price per share equal to eighty percent (80%) of the average Closing Bid Price of the Common Stock, as quoted by Bloomberg L.P. for ten (10) trading days immediately preceding the conversion date. The loan holder elected to convert the mandatory fifty thousand dollars ($50,000) portion of the convertible loan on July 25, 2001 and received 23,585 shares of the Company's common stock at a price of $2.12 according to the terms of the loan. Due to the mandatory conversion feature, the Company recognized a deemed interest of $4,894 based on the $50,000 portion that was converted.

The Company, at its sole discretion, may elect to pay interest in cash or in the form of common stock. If the accrued interest is paid in the form of common stock, the shares of common stock will be calculated as follows: the total unpaid accrued interest divided by the value of common stock, which shall be the Closing Bid Price on: (i) the date the interest payment is due; or (ii) if the interest payment is not made when due, the date the interest payment is made. In accordance with the loan agreement, this loan and all payments hereon, including principal and interest, shall be subordinate and junior in right of payment to all accounts payable of the Company incurred in the ordinary course of business and/or bank debt of the Company not to exceed $1 million. The Company granted the lender a security right in all of its assets until repayment of this loan.

NOTE 8-- STOCK OPTIONS

The Company adopted a stock option plan (the Plan), which includes non-qualified stock options and incentive stock options for its employees, officers and directors.

The stock option plan authorizes the granting of options to purchase up to an aggregate maximum of 2,500,000 shares of common stock. Under the incentive stock option plan, the exercise price shall not be less than 100% of the fair market value of common stock on the date of grant. If an incentive option is granted to an employee who at the time of grant owns more than 10% of the total combined voting power of all classes of capital stock of the Company, the option exercise price shall be at least 110% of the fair market value of common stock on the date of grant.

                           CBCOM, INC. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS

NOTE 8-- STOCK OPTIONS (continued)

Under the non-qualified stock option plan, the exercise price shall not be less than 85% of the fair market value of common stock on the date of grant. Each option under the plan shall become exercisable over a period not to exceed ten years.

During 2000, the Company granted a total of 850,000 options with an exercise price of $1.00 per share, which is the fair value of the stock, to four employees and one consultant. Of the 850,000 options granted, 100,000 options were granted to the consultant in exchange for his service. The first 50% of the 850,000 options were exercisable immediately and the remaining 50% would vest on the anniversary of the grant date and these options can be exercised for a period of ten years. The Company accounted for the options granted to employees as provided by APB No. 25. For the consultant, the Company used the Black Scholes model to determine the fair value of the 100,000 options, which was $26,238 or approximately $0.26 per share in accordance with of SFAS No. 123. Based on the vesting term, the Company recognized $ 13,119 each year for stock compensation expense in 2000 and 2001.

During 2001, the Company granted a total of 810,275 options with an exercise price of $1.00 per share, which was the fair value of the stock, to three employees. The 810,275 options were exercisable immediately and can be exercised over a period of ten years. The Company accounted for the options granted to employees as provided by APB No. 25. Options totaling 187,500 expired as a grantee left the employment of the Company in 1999 before the two-year period for exercise has passed. Two grantees exercised a total 260,275 options at an exercise price of $1.00 per share. In accordance with the Plan, the Company received two promissory notes in the amount of $260,275.

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amount indicated below:

                                              Year ending December 31,
                                           -----------------------------
                                               2000             2001
                                           ------------     ------------
Net loss:
     As reported                           $ (3,042,217)    $ (2,812,167)
     Pro forma                             $ (3,265,257)    $ (3,056,117)

Loss per share:
     As reported                           $      (0.17)    $      (0.13)
     Pro forma                             $      (0.19)    $      (0.14)

                           CBCOM, INC. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS

NOTE 8-- STOCK OPTIONS (continued)

A summary of changes in stock options during each year is presented below:

                                                   December 31,
                                   --------------------------------------------
                                           2000                   2001
                                   --------------------  ----------------------
                                               Weighted              Weighted
                                                Average               Average
                                               Exercise              Exercise
                                     Shares     Price      Shares     Price
                                   ----------  --------  ----------  --------
Options outstanding at beginning
   of year                          1,250,000  $   0.43   2,100,000  $   0.66

Options  granted                      850,000      1.00     810,275      1.00

Options cancelled                                          (187,500)     0.43

Options exercised                           -         -    (260,275)     1.00
                                   ----------  --------  ----------  --------
Options at end of year              2,100,000  $   0.66   2,462,500  $   0.75
                                   ==========  ========  ==========  ========
Options and warrants exercisable
   at end of year                   1,675,000      0.57   2,462,500      0.75
                                   ==========  ========  ==========  ========
Weighted-average fair value of
   options granted during the year             $   0.26              $   0.32
                                               ========              ========

The following table summarizes information about the stock options outstanding at December 31, 2001.

                        Options Outstanding        Options Exercisable
                ---------------------------------  --------------------
                             Weighted
                              Average    Weighted              Weighted
                             Remaining    Average               Average
                   Number   Contractual  Exercise    Number    Exercise
Exercise Price  Outstanding Life (Years)  Price    Exercisable   Price
                ----------- ------------ --------  ----------- --------
$0.43             1,062,500         6.92 $   0.43    1,062,500 $   0.43
$1.00             1,400,000         8.09     1.00    1,400,000     1.00

The fair value of the stock options granted during 2000 and 2001 was $0.26 and $0.32 per share, respectively, on the date of grant using the Black Scholes option-pricing model. The weighted-average assumptions used were as follows:

                           CBCOM, INC. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS

NOTE 8-- STOCK OPTIONS (continued)

                                              Year ended December 31,
                                         --------------------------------
                                             2000                2001
                                         ------------        ------------

Discount rate - bond yield rate                6.18 %              4.75 %

Volatility                                        - %             50.35 %

Expected life                            5-10 years          5-10 years

Expected dividend yield                           -                   -


NOTE 9-- SUBSEQUENT EVENTS

On March 19, 2002, the Company entered into a Stock Purchase Agreement with the Brighton Opportunity Fund wherein the Company will issue and sell up to $10,000,000 of the Company's Common Stock. Also on March 19, 2002, the company entered into an additional Stock Purchase Agreement with the Brighton Opportunity Fund to sell 390,000 shares of the Company's Common Stock at a price of $0.64 per share.