Form 10KSB/A
period 2001-12-31
CBCOM INC
filed 2002-04-23
CIK 1129248

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                 Amendment No. 1

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

         On December 3, 2001, the Company's principal shareholder,  Mr. Max Sun,

converted shareholder loan of  $12,500 into  12,500 shares of common stock.  The issuance of stock upon conversion of debt was private in nature and the shares were issued to an affiliate of the Company who was capable of evaluating the merits and risks of the shares and had full access to all relevant information relating to the Company and its business. Accordingly, these issuances were deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act and the shares issued are deemed to be restricted securities and bear a legend regarding resale restrictions.

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

         The total general and administrative expenses in 2001 were $139,000 less than in 2000; however there was a $629,375 a one-time compensation settlement in the year 2000. Without this one-time expenses, expenses were higher in 2001. CBCom China incurred 131,500 in operating expenses plus $100,000 in additional salary expenses in order to earn its consulting income. Lastly, the additional costs of being a public company(legal, accounting and investor relations) occurred in 2001.

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

Critical Accounting Policies

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

         The Company, through its subsidiary in Beijing, has entered into a Management Services Agreement with Beijing Chinet Information Technology Company ("Chinet"), an internet service provider (ISP) with offices in Beijing andShanghai, PRC. Under the agreement, CBCom China provides technical support, equipment, software maintenance, accounting and management consulting services and receives eighty percent (80%) of the revenue collected on behalf of the ISP.


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

Bernard Luskin                       0/  0                   $        0/$0.00
--------------------------------------------------------------------------------


                        Aggregated Option Exercises in the 2001 Fiscal Year

                          Number of Securities            Value of Exercised
                              Exercised                         Options
Chian Yi (Max) Sun                   0                         $      0
Charles A. Lesser              145,000                         $145,000
Gordon Gao                           0                         $      0
Bernard Luskin                       0                         $      0


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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Encino, California, on the 22nd day of April, 2002.


                                   CBCOM, INC.


                               By /s/ Chian Yi Sun
                          ----------------------------
                                  Chian Yi Sun
                              Chairman of the Board

Date:  April 22, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Chian Yi Sun            Chairman of the Board                April 22, 2002
--------------------        (Principal Executive Officer)
    Chian Yi Sun


/s/ Charles A. Lesser       Chief Financial Officer/Director     April 22, 2002
----------------------      (Principal Financial Officer and
    Charles A. Lesser        Principal Accounting Officer)


/s/ Gordon X. Gao           Director                             April 22, 2002
----------------------
    Gordon X. Gao

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



/Vasquez & Company LLP/
Los Angeles, California

March 29, 2002

                               BDO International
|                         Certified Public Accountants
|  B D O                  7th Floor 288 Pudong Avenue
|                         Shanghai 200120 P. R. China
 ---------                    Tel: 86-21-58799970
                              Fax: 86-21-58872507


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors
CBCom, Inc. (a development stage company)

We have audited the accompanying balance sheet of CBCom, Inc., as of December 31, 2000 and the related statements of operations, stockholders' deficit, and cash flows for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CBCom, Inc. at December 31, 2000 and the results of its operations and its cash flows for the year ended December 31, 2000, in conformity with generally accepted accounting principles in the United States of America.

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

                           CBCOM, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Year ended December 31,
                                                     --------------------------
                                                         2000          2001
                                                     ------------  ------------
Cash flows from operating activities:
  Net loss                                           $ (3,042,217) $ (2,812,167)
  Adjustments to reconcile net loss to net cash
      provided by (used in)operating activities:
    Depreciation and amortization                          81,385        81,302
    Accrued interest expense on shareholder's loan         77,866        35,435
    Settlement on former CEO's claim- Note 5              629,375             -
    Deemed interest                                     1,150,262     1,580,719
    Compensation cost related to options granted           13,119        13,119
    Write-off of advance to subsidiary                          -       (69,622)
    Amortization of rent prepaid with common stock              -        62,500
    Issuance of stock for compensation cost                90,500             -

    Issuance of options for compensation cost                           230,000

    Non-cash salary repayment of employee
      notes receivable                                          -        56,250
    Changes in operating assets and liabilities:
      Deposits                                             (9,825)        8,333
      Prepaid expenses                                      4,771       (24,087)
      Other receivable                                                  (52,599)
      Accounts payable                                    (69,886)      115,826

      Salaries payable - employees                        421,689        70,950

      Accrued liabilities and income tax payable           30,652        (3,573)
                                                     ------------  ------------
Net cash used in operating activities                    (622,309)     (707,614)
                                                     ------------  ------------
Cash flows from investing activities:
  Receivables - Officer and other                               -    (1,053,086)
  Purchase of fixed assets                                      -      (456,076)
                                                     ------------  ------------
Net cash used in investing activities                           -    (1,509,162)
                                                     ------------  ------------
Cash flows from financing activities:
  Reversal of Appletree private placement                     (50)            -
  Proceeds from shareholder loans                         599,706     1,950,174
  Repayments to shareholders                                    -      (224,000)
  Proceeds from convertible loan                                -       150,000
  Proceeds from issuance of stock                              50       337,500
                                                     ------------  ------------
Net cash provided by financing activities                 599,706     2,213,674
                                                     ------------  ------------
Net decrease in cash and cash equivalents                 (22,603)       (3,102)

Cash and cash equivalents, beginning of period             31,844         9,241
                                                     ------------  ------------
Cash and cash equivalents, end of period             $      9,241  $      6,139
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

New Accounting Standards

         In June 2001, the Financial Accounting Standards Board (FASB) SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. It also requires, upon adoption of SFAS 142 that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS No. 141. The adoption of SFAS No. 141 is not expected to have a material impact on the consolidated financial statements. Under the new rules of SFAS No. 142, goodwill and indefinite lived intangible assets will no longer be amortized but will be reviewed annually for impairment. Intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. SFAS No. 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment. SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at the date, regardless of when those assets were initially recognized. SFAS No. 142 requires the Company to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The implementation of SFAS No. 142 is not expected to have a material effect on future financial statements.

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