Form 10QSB
period 2002-03-31
CBCOM INC
filed 2002-05-20
CIK 1129248

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2002           OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ___________ to ___________

                          Commission File No. 000-32109


                                   CBCOM, INC.
             (Exact name of registrant as specified in its charter)


              Delaware                                   95-4635025
   -------------------------------            --------------------------------
   (State or other jurisdiction of            (I.R.S. Employer Identification)
   incorporation or organization)

        16830 Ventura Blvd., Suite 211
           Encino, California                               91436
   ----------------------------------------               ----------
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

State issuer's revenues for its most recent fiscal quarter: $130,490

State the aggregate market value of voting and non-voting stock held by non-affiliates: $12,521,300 at March 29, 2002

Number of shares of Common Stock outstanding as of March 31, 2001: 22,565,642

                           CBCOM, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                     December 31,    March 31,
                                                        2001           2002
ASSETS                                              ------------   ------------
                                                                    (unaudited)
Current assets:
 Cash                                               $      6,139   $    119,638
 Other receivable                                         52,599         46,833
                                                    ------------   ------------
Total current assets                                      58,738        166,471
                                                    ------------   ------------
Furniture, fixtures and equipment, net                   409,178        388,169
                                                    ------------   ------------
Other assets:
 Deposits                                                 21,389         13,055
 Receivable - Officer (Notes 1 and 3)                  1,053,086      1,261,839
 Prepaid expenses                                         97,004         77,938
                                                    ------------   ------------
Total other assets                                     1,171,479      1,352,832
                                                    ------------   ------------
Total assets                                        $  1,639,395   $  1,907,472
                                                    ============   ============
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                  $    311,230  $     369,561
  Salaries payable - employees                           786,150        914,225
  Accrued expenses                                        82,417         82,417
  Income tax payable                                         800            800
  Capital lease obligation - current                      32,433         32,433
  Convertible loan                                       100,000        100,000
  Loan Payable-employee Note 3)                                -        150,000
  Loan payable - other shareholders (Note 3)              88,173         77,623
                                                    ------------   ------------
Total current liabilities                              1,401,203      1,727,059

Loan payable - shareholder (Note 3)                      930,027        837,261
                                                    ------------   ------------
Total liabilities                                      2,331,230      2,564,320
                                                    ------------   ------------
Commitments and Contingencies

Shareholders' deficit:
 Common stock at par value of $0.001 per share,
   80,000,000 shares authorized, 22,020,642
   and 22,565,642 shares issued and outstanding,
   respectively (Note 4)                                  22,021         22,566
 Additional paid-in capital                           12,504,376     12,985,356
 Stock subscription                                       (1,250)        (1,250)
 Employee notes receivable                              (211,221)      (213,771)
 Accumulated deficit                                 (13,005,761)   (13,449,749)
                                                    ------------   ------------
Total shareholders' deficit                             (691,835)      (656,848)
                                                    ------------   ------------
Total liabilities and shareholders' deficit         $  1,639,395   $  1,639,395
                                                    ============   ============
                 See accompanying notes to financial statements.

                           CBCOM, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                Three months ended March 31,
                                                -----------------------------
                                                     2001             2002
                                                ------------     ------------

Consulting Revenue                              $          -     $    130,490



General and administrative expenses                  340,280          500,445
                                                ------------      ------------

Loss from operations                                (340,280)        (369,955)

Other income (expense):
   Interest expense, net                              (5,602)         (74,033)
   Other, net                                              -                -
                                                ------------      ------------

Loss before income taxes                            (345,882)        (443,988)

Income tax provision                                       -                -
                                                ------------      ------------

Net loss                                        $   (345,882)    $   (443,988)
                                                ------------      ------------

Weighted average number of common shares
   outstanding                                    19,906,284       22,293,142

Basic and diluted loss per share                $      (0.02)    $      (0.02)


















                 See accompanying notes to financial statements.

                           CBCOM, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Three months ended March 31,
                                                     --------------------------
                                                          2001          2002
                                                     ------------  ------------
Cash flows from operating activities:
  Net loss                                           $   (345,882) $   (443,988)
  Adjustments to reconcile net loss to net cash
      provided by (used in)operating activities:
    Depreciation and amortization                          20,345        21,009
    Accrued interest expense on shareholder's loan          5,602        14,525
    Deemed interest                                                      62,000
    Compensation cost related to options granted                             -
    Amortization of rent prepaid with common stock              -        15,625

    Accrued interest income-employee loan                                (2,550)
    Non-cash salary repayment of employee
      notes receivable                                          -
    Changes in operating assets and liabilities:
      Deposits                                              8,334         8,334
      Prepaid expenses                                                    3,441
      Other receivable                                                    5,766
      Accounts payable                                     (9,409)       58,331
      Salaries payable - employees                        143,475       128,075
      Accrued liabilities and income tax payable          (17,514)      (10,550)
                                                     ------------  ------------
Net cash used in operating activities                    (195,049)     (139,982)
                                                     ------------  ------------
Cash flows from investing activities:
  Receivables - Officer and other                               -      (208,753)
  Purchase of fixed assets                                      -             -
                                                     ------------  ------------
Net cash used in investing activities                           -      (208,753)
                                                     ------------  ------------
Cash flows from financing activities:

  Proceeds from shareholder loans                         240,027        67,234
  Repayments to shareholders                               57,000        (5,000)
  Proceeds from loan                                            -       150,000
  Proceeds from issuance of stock                          90,000       250,000
                                                     ------------  ------------
Net cash provided by financing activities                 273,027       462,234
                                                     ------------  ------------
Net increase in cash and cash equivalents                  77,978       113,499

Cash and cash equivalents, beginning of period              9,241         6,139
                                                     ------------  ------------
Cash and cash equivalents, end of period             $     87,219  $    119,638
                                                     ============  ============

                See accompanying notes to financial statements.

                           CBCOM, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Three months ended March 31,
                                                     --------------------------
                                                         2001          2002
                                                     ------------  ------------

Supplementary information Cash paid during the year:
  Interest                                           $          -  $         58
  Taxes Paid                                                    -             -

Supplemental disclosure of non - cash activities
  Conversion of shareholder loans and salary         $    150,000  $    155,000
  Conversion of officer salary to option                        -             -
  Repayment of employee note receivable                         -             -
  Conversion of convertible loan to common stock                -             -
  Deemed interest on sale of stock                              -        62,000
  Forgiveness of interest accrued                               -        14,525
































                 See accompanying notes to financial statements.

                           CBCOM, INC. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1--THE ORGANIZATION AND BUSINESS

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

The Company's consolidated financial statements as of March 31, 2002 and for the quarter then ended have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred consecutive losses in 1997, 1998, 1999, 2000 and 2001 and had negative working capital in each of those years that raises substantial doubt about its ability to continue as a going concern. Historically, one of the Company's directors and major shareholders provided the Company with substantial financing sources. The director has provided a letter of support indicating that he pledges to provide continuous financial support to enable the Company to satisfy its working capital requirements and to complete its commitments to the Company's joint venture projects on a going concern basis. While there is no assurance that funding will be available, the Company is continuing to actively seek funding for its operations in China and to complete the Shanghai joint venture project through equity and/or debt financing. There is an uncertainty that management fund raising will be successful. The accompanying financial statements do not include any provisions or adjustments, which might result from the outcome of the uncertainty discussed above.

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



Note 2--PRESENTATION OF INTERIM INFORMATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited financial statements reflect all adjustments that, in the opinion of the management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's Form 10-KSB for the year ended December 31, 2001.


NOTE 3--RELATED PARTY TRANSACTIONS

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

                           CBCOM, INC. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS


NOTE 3--RELATED PARTY TRANSACTIONS (continued)

Shareholder Loans (continued)

Under this Note agreement, the principal shareholder converted $270,400 of loan to 468,500 shares of common stock in 2000, and $1,116,800 to 1,116,800 in 2001.
During the first quarter of 2002, the principal shareholder advanced $67,234 of new loans and converted $155,000 of loan into $155,000 shares of common stock.

In 2000 and 2001, the principal shareholder waived his interest receivable of $11,598 and $35,435, respectively. During the first quarter of 2002 the principal shareholder waived interest receivable of $14,525.

On May 15, 2001, two officers exercised 260,275 options to buy 260,275 shares of common stock at a price of $1.00 per share. The Company accepted a one-year promissory note from each of the officers collateralized by, and in the same amount as salary and other compensation owed to the two officers. The note bears interest at 5% per annum. As of September 30, 2001, one of the officers repaid $56,250 on the note. During the first quarter of 2002 the Company accrued interest income of $2,550 on the notes receivable.

During the year 2001, two shareholders who are officers of the Company advanced $76,185 to the Company. These advances do not bear interest, do not have a definite maturity date and $10,550 has been repaid at March 31, 2002 leaving a balance of $65,635.

Two other shareholders also advanced money to the Company in 1999. However, these advances did not bear interest and do not have a definite maturity date. The balance of $11,988 has not been paid at March 31, 2002.

Employee Loan Receivable

On February 8, 2002 an employee of CBCom China advanced $150,000 to the Company. This advance does not bear interest and does not have a definite maturity date. The balance of $150,000 has not been repaid at March 31, 2002.

Loan Receivable from an Officer

On June 15, 2001, the Company entered into a loan agreement, initially for $500,000, with an officer, who will use the proceeds to conduct merger and acquisition activities of Internet Service Provider (ISP) targets he has found in China. The promissory note is secured by an equity interest in an ISP in China that is owned 90% by the officer and the officer has committed to repay the principal and interest either in cash or in the form of the equity interest he has acquired in China. The Company has made additional advances on the loan and the balance at March 31, 2002 is $1,261,839. The loan will mature on November 30, 2010 with interest at 8% per annum.

                           CBCOM, INC. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS


NOTE 4--EQUITY TRANSACTIONS

Pursuant to the convertible promissory note dated April 24, 2000, the principal Shareholder has continuously loaned funds to the Company. During the first quarter of 2002, the total new advances from the shareholder amounted to $67,234.

On January 29, 2002 the principal shareholder converted $115,000 of shareholder loan into 115,000 shares of common stock at $1.00 per share.

On March 19, 2002 the Company entered into a Stock Purchase Agreement with the Brighton Opportunity Fund to sell 390,000 shares of the Company's Common Stock at a price of $0.641 per share. The cash proceeds to the Company of this issuance were $150,000. In addition, the Company entered into a second Stock Purchase Agreement with the same fund wherein the Company will issue and sell up to $10,000,000 of the Company's Common Stock. According to that agreement, the Company recorded a commitment fee of $100,000 fully paid by the sale of the 390,000 shares described herein.

On March 19, 2002 the principal shareholder converted $40,000 of shareholder loan into 40,000 shares of common stock at $1.00 per share.

At March 31, 2002, the Company recognized $14,525 of interest accrued on the loan payable to the principal shareholder.


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

The Company, at its sole discretion, may elect to pay interest in cash or in the form of common stock. If the accrued interest is paid in the form of common stock, the shares of common stock will be calculated as follows: the total unpaid accrued interest divided by the value of common stock, which shall be the Closing Bid Price on: (i) the date the interest payment is due; or (ii) if the interest payment is not made when due, the date the interest payment is made. In

                           CBCOM, INC. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS


NOTE 4--EQUITY TRANSACTIONS (continued)

Secured Convertible Loan (continued)

accordance with the loan agreement, this loan and all payments hereon, including principal and interest, shall be subordinate and junior in right of payment to all accounts payable of the Company incurred in the ordinary course of business and/or bank debt of the Company not to exceed $1 million. The Company granted the lender a security right in all of its assets until repayment of this loan.


Note 5--Recent Accounting Pronouncements

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

SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective in fiscal years beginning after June 15, 2002, with early adoption

                           CBCOM, INC. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS


Note 5--Recent Accounting Pronouncements (continued)

permitted. The Company expects that the SFAS No. 143 will not have a material impact on its consolidated results of operations and financial position upon adoption.

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


Note 6--Subsequent Event

The Company entered into a loan agreement for the principal of $150,000 with Ashland Partners, a Delaware corporation, on June 6, 2001. Per the loan agreement, the loan bears 6.67% interest per annum and the Company is obligated to pay back $100,000 of principal and accrued interest on June 6, 2002 unless the $100,000 is converted into common stock at $2.00 per share on or before June 6, 2002.

On May 17, 2002 the Company entered into a Securities Purchase agreement to sell to Ashland Partners 5,000,000 shares of Common Stock at $0.05 per share. The shares are restricted from sale and subject to a Lock-up period of two years. The total consideration of $250,000 consists of $150,000 in cash and the cancellation of the loan agreement dated June 6, 2001 and of the obligation to repay $100,000 plus accrued interest on June 6, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


In addition to historical information, the following discussion and analysis of management contains forward-looking statements. These forward-looking statements involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to, those discussed below, the results of any activities we may undertake in China and any other activities we may complete. Readers are advised to refer to this section and the factors contained in the annual Return on Form 10-K entitled "Risk Factors". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof and do not reflect the results of any activities which we have completed since March 31, 2002. CBCom, Inc. undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document as well as in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K to be filed by us in fiscal year 2002.


Financial Condition at March 31, 2002

The Company had an accumulated deficit of $13,449,749 as of March 31, 2002. Since its inception in 1997, the Company has suffered consecutive losses in the fiscal years ended December 31, 1997, 1998, 1999, 2000 and 2001. The Company had $119,638 cash on hand at March 31,2002.

Results of Operations

The First Quarter Ended March 31, 2002 Compared to The First Quarter Ended March 31, 2001.

The company, through its wholly owned subsidiary in Beijing, has entered into a Management Services Agreement with Beijing Chinet Information Technology Company, an internet service provider (ISP) with offices in Beijing and Shanghai, PRC. Under the agreement, CBCom China, the company's subsidiary, provides technical support, equipment, software maintenance, sales and marketing services, accounting and management consulting services and receives eighty percent (80%) of the revenue collected on behalf of the ISP. In addition, CBCom, Inc. has loaned funds to the President of Beijing Chinet Information Technology Company, who is also a director of CBCom, Inc. for the purpose of acquiring companies operating as Internet Service Providers in China. The consulting agreement commenced during the third quarter of 2001 and the company earned $130,490 in service fees.

The general and administrative expense results of operations for the quarter ending March 31, 2002 was $500,445 compared to $340,280 for the quarter ending March 31, 2001. The major components of the March 31, 2002 general and administrative expenses included $137,250 of compensation expense (accrued, but not paid), $28,285 of rental expense for both the Beijing and California offices, $101,689 in expenses relating to the company's Beijing subsidiary, a $100,000 commitment fee for the sale of up to $10 million in Common Stock and $35,000 in accounting and legal fees. The increase of $160,164 is due totally to the expenses of providing consulting services to Beijing Chinet in order to earn revenue and the $100,000 commitment fee.

The interest expense (net) for the quarter ending March 31, 2002 was $74,033 compared to $5,602 for the quarter ending March 31, 2001. The interest expense in the year 2002 was due to recording the deemed interest expense of $62,000 for the sale of shares to Brighton Opportunity Fund at a 20% discount to the market price plus accrued, but waived interest relating to the shareholder loans of $14,525 net of interest income of $2,550. The interest expense for 2001 relates to accrued, but waived, interest relating to the shareholder loans.

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


-----------
1 "Asia-Pacific Internet & Interactive Services", The Strategis Group, January 1997
2 "China's Internet Population Tripled in 1998", The Industry Standard, January 1999
3 "Semi-annual Report on the Internet", China Internet Network Information Center, July 1999
4 Kathlene Ohlson, "China Internet Market on the Rise", The Industry Standard, September 1998

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

         The parties to the memorandum must enter into a joint venture by December 31, 2002, and thereafter obtain the required approvals from the Chinese government or lose the exclusive right to the use of the SSECC satellite communication system. CBCom has advanced $250,000 in start-up expenses which was expensed during 1998 and which could be credited toward its capital contribution joint venture company when the joint venture is completed. If the joint venture has not been set up, and exclusive licenses to use the satellite communication network owned by Shanghai Stock Exchange and use the logo and name of Shanghai Stock Exchange have not been obtained, the issuance of promotional stock to Sinoway, Ltd. will be cancelled.

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

Liquidity and Capital Resources

         The Company has suffered losses in 1997, 1998, 1999, 2000 and 2001 and had negative working capital in 1997, 1998, 1999, 2000 and 2001, respectively. The Company was funded initially by two of its founding shareholders in the amounts of $400,000 and $1,600,000, respectively. During 1999, the Company raised money through a series of private placements netting $304,000 after selling commissions. In 2001, the Company raised money in a private placement netting $337,500 after selling commission and in the first quarter of 2002 the Company raised $150,000. In addition, one of the Company's directors and major shareholders has provided the Company with loan funds that were convertible into Common Stock at a price of $0.50 per share until April 24,2000 and $1.00 per share thereafter. Funds loaned to the Company equaled $679,000 in 1998, $136,900 in 1999, $599,706 in 2000, $1,726,174 in 2001 and $67,234 in the first quarter of 2002.

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

Related Party Loan

         The President of Beijing Chinet Information Technology Company ("Chinet"), Mr. Gordon Gao owns 90% of the equity in Chinet and is also an officer, director and 5.5% shareholder of CBCom, Inc. On June 15, 2001, the Company entered into a loan agreement, initially for $500,000, with Mr. Gao, who will use the proceeds to conduct merger and acquisition activities of Internet Service Provider (ISP) targets he has found in China. The promissory note is secured by an equity interest in Chinet and Mr. Gao has committed to repay the principal and interest either in cash or in the form of the equity interest he has acquired in China. The Company has made additional advances on the loan and the balance at March 31, 2002 is $1,261,835. The loan will mature on November 30, 2010 with interest at 8% per annum.

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

Critical Accounting Policies

         The Company's operations have been financed by loans from shareholders. Since April 24, 1998, the Company has had an in-effect a promissory note agreement (the Note) with the principal shareholder of the Company, which specified that the principal shareholder will continue to provide funds to the Company on a going forward basis and that any balance of the loan bears an interest rate of 7% per annum. According to the Note, the shareholder has the option to convert his outstanding loan balance into the Company's common stock at a stated conversion price at any time prior to its maturity date. The Note also specified that the conversion price may be adjusted if the Company shall at any time undergo a stock split, stock dividend or other combination or subdivision that does not involve payment of consideration for such shares. The original Note was due on April 24, 2000, which specified a $0.50 per share conversion price, the fair market value at the time. The extended Note, dated April 24, 2000, is due on April 23, 2002, which modified the conversion rate to $1.00 per share, again the fair market value at the time. Under this Note agreement, the principal shareholder converted $270,400 of the loan to 468,500 shares of common stock in 2000, and $1,116,800 to 1,116,800 shares in 2001 and $155,000 into 155,000 shares in the first quarter of 2002.

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

                            PART II-OTHER INFORMATION
                                   CBCOM, INC.
                                 MARCH 31, 2002

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 2. CHANGES IN SECURITIES

         On January 29, 2002 the Company's principal shareholder, Mr. Max Sun, converted shareholder loan of $115,000 into 115,0000 shares of common stock. The issuance of stock upon conversion of debt was private in nature and the shares were issued to an existing investor of the Company who was capable of evaluating the merits and risks of the shares and had full access to all relevant information relating to the Company and its business. Accordingly, these issuances were deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act and the shares issued are deemed to be restricted securities and bear a legend regarding resale restrictions.

         On March 19, 2002 the Company entered into a Stock Purchase Agreement with the Brighton Opportunity Fund to sell 390,000 shares of the Company's Common Stock at a price of $0.641 per share. The cash proceeds to the Company of this issuance were $150,000. In addition, the Company entered into a second Stock Purchase Agreement with the same fund wherein the Company will issue and sell up to $10,000,000 of the Company's Common Stock. According to that agreement, the Company recorded a commitment fee of $100,000 fully paid by the sale of the 390,000 shares described herein. This offering was private in nature and the shares were sold to a group which is a sophisticated investment fund and who the Registrant reasonably believes was capable of evaluating the merits and risks of an investment in the Registrant and had full access to all relevant information relating to the registrant and its business. Accordingly, this offering was deemed exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and the shares issued are deemed to be restricted securities and bear a legend to that effect.

         On March 19, 2002 the Company's principal shareholder, Mr. Max Sun, converted shareholder loan of $40,000 into 40,0000 shares of common stock. The issuance of stock upon conversion of debt was private in nature and the shares were issued to an existing investor of the Company who was capable of evaluating the merits and risks of the shares and had full access to all relevant information relating to the Company and its business. Accordingly, these issuances were deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act and the shares issued are deemed to be restricted securities and bear a legend regarding resale restrictions

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of security holders during the first quarter of 2002.

ITEM 5. OTHER INFORMATION

         None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.



         (a)  Reports on Form 8-K

              The Company filed reports on Form 8-K on April 5, 2002 and on Form 8-K/A on April 15, 2002.


         (b)  Exhibits

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

10.8          Dismissal   Agreement   and  Mutual   General            (1)
              Release by and between ComVu Corporation and CBCom, Inc. Max Sun and Charles Lesser

10.9          Share Subscription  Agreement,  March 6, 2001            (4)
              for 100,000 shares

10.10         Secured  Convertible  Debenture  due  June 6,            (5)
              2002

10.11         Management  Services  Agreement  with Beijing            (6)
              Chinet Information Technology Co.

10.12         Convertible   Promissory   Note,   due  April            (7)
              24,2002 between CBCom, Inc. and Max Sun

10.13         Demand Promissory Note, $145,000 from Charles            (7)
              Lesser

10.14         Demand Promissory Note,  $115,275 From Steven            (7)
              Meadows

10.15         Common  Stock  Purchase   Agreement   between            (7)
              Brighton  Opportunity  Fund,  L.P. and CBCom,
              Inc.

10.16         Stock  Purchase   Agreement  By  And  Between            (7)
              Brighton  Opportunity  Fund,  L.P. and CBCom,
              Inc.

10.17         Securities Purchase Agreement by and among CBCom,        Herein
              Inc., and Ashland Partners

1 Included with the filing of Form 10-QSB dated November 14, 2000 2 Included with the filing of Form 10SB12G dated December 11, 2000 3 Included with the filing of Form 10-KSB dated March 30, 2001
4  Included with the filing of Form 10-QSB dated May 14, 2001
5  Included with the filing of Form 10-QSB dated August 17, 2001
6 Included with the filing of Form 10-QSB dated November 19, 2001 7 Included with the filing of Form 10-KSB dated April 16, 2002

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Encino, California, on the 17th day of May, 2002.


                                   CBCOM, INC.


                                   By /s/ Chian Yi Sun
                                      ----------------------------
                                      Chian Yi Sun
                                      Chairman of the Board

Date:  May 17, 2002


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Chian Yi Sun            Chairman of the Board                May 17, 2002
--------------------        (Principal Executive Officer)
    Chian Yi Sun


/s/ Charles A. Lesser       Chief Financial Officer/Director     May 17, 2002
----------------------      (Principal Financial Officer and
    Charles A. Lesser        Principal Accounting Officer)


/s/ Gordon X. Gao           Director                             May 17, 2002
----------------------
    Gordon X. Gao