Form 10QSB
period 2002-06-30
CBCOM INC
filed 2002-08-19
CIK 1129248

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2002           OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ___________ to ___________

                          Commission File No. 000-32109



                                   CBCOM, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                   95-4635025
    -------------------------------            --------------------------------
    (State or other jurisdiction of            (I.R.S. Employer Identification)
     incorporation or organization)

        16830 Ventura Blvd., Suite 211
           Encino, California                               91436
  --------------------------------------                   --------
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

State issuer's revenues for its most recent fiscal quarter: $ 169,660


State the aggregate market value of voting and non-voting stock held by non-affiliates: $3,776,000 at June 28, 2002

Number of shares of Common Stock outstanding as of June 30, 2002: 27,744,869

                                      INDEX
                                                                     PAGE
                                                                     ----

PART I - FINANCIAL STATEMENT                                           2

    ITEM 1 - FINANCIAL STATEMENTS                                      2

        Consolidated Balance Sheets as of
           June 30, 2002 and as of  December 31, 2001                  3

        Consolidated Statements of Operations
           for the Three and Six Months Ended
           June 30, 2002                                               4

        Consolidated Statements of Cash Flows (Unaudited)              5-6

        Notes to Consolidated Financial Statements                     7-12

    ITEM 2. - MANAGEMENT'S DISCUSSIONS AND ANALYSIS OR PLAN OF
            OPERATION                                                 13-21

PART II - OTHER INFORMATION                                           21

    ITEM 2.  CHANGES IN SECURITIES                                    21

    ITEM 5.  OTHER INFORMATION                                        22

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                         23


SIGNATURES                                                            25

EXHIBITS

                           CBCOM, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                               December 31,        June 30,
                                                    2001             2002
                                              --------------    -------------
                                                                 (Unaudited)
Assets
Current assets:
   Cash                                       $        6,139    $      28,946
                                              --------------    -------------
   Other receivable                                   52,599           26,317
                                              --------------    -------------
Total current assets                                  58,738           55,263
                                              --------------    -------------
Property, plant and equipment, net                   409,178          367,160

Other assets:
   Deposit                                            21,389            3,191
   Receivable Officer-(Notes 1 and 3)              1,053,086        1,496,789
   Prepaid expenses                                   97,004           58,884
                                              --------------    -------------
Total other assets                                 1,171,479        1,558,864
                                              --------------    -------------
Total assets                                  $    1,639,395    $   1,981,287
                                              ==============    =============
Liabilities and Shareholders' Deficit
Current liabilities:
  Accounts payable                            $      311,230    $     332,403
  Salaries payable-employees                         786,150        1,018,725
  Accrued expenses                                    82,417           93,462
  Income tax payable                                     800              800
  Capital lease obligation - current                  32,433           32,433
  Loan payable-employee-(Note 3)                           -          150,000
                                              --------------     ------------
Total current liabilities                          1,313,030        1,627,823

Loan payable - principal shareholder-(Note 3)        930,027          932,710
Loan payable - other shareholders                     88,173           71,673
                                              --------------    -------------
Total liabilities                                  2,331,230        2,632,206

Shareholders' Deficit
  Common stock; par value $0.001 per share,
    80,000,000  shares  authorized and
    22,565,642 and 27,744,869 shares issued
    and outstanding, respectively                     22,021           27,745
  Additional paid-in capital                      12,504,376       13,259,814
  Subscription receivable                             (1,250)          (1,250)
  Notes receivable                                  (211,221)        (216,321)
  Accumulated deficit                            (13,005,761)     (13,720,907)
                                               -------------    -------------
Total shareholders' deficit                         (691,835)        (650,919)
                                               -------------    -------------
Total liabilities and shareholders' deficit    $   1,639,395    $   1,981,287
                                               =============    =============

                 See accompanying notes to financial statements
                                        3

                           CBCOM, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                  Three Months Ended June 30,    Six Months Ended June 30,
                                 ----------------------------   ----------------------------
                                      2001           2002           2001            2002
                                 -------------  -------------   -------------  -------------
                                  (Unaudited)    (Unaudited)     (Unaudited)    (Unaudited)

Consulting Revenue               $          -   $    169,660    $          -   $    300,150

General and administrative
   expense                            379,318        427,117         719,598        927,561

Loss from operations                 (379,318)      (257,457)       (719,598)      (627,411)

Other income (expense):
   Interest expense, net             (231,053)       (13,700)       (236,655)       (87,734)
   Other, net                               -              -               -              -
                                 ------------   ------------    ------------   ------------
Loss before income taxes             (283,964)      (271,157)       (956,253)      (715,145)

Income tax provision                        -              -               -              -
                                 ------------   ------------    ------------   ------------
Net loss before dividends            (610,371)      (271,157)       (956,253)      (715,145)

Deemed dividends                     (202,500)             -        (202,500)             -
                                 ------------   ------------    ------------   ------------
Net loss attributed common
   shares                        $   (812,781)  $   (271,157)   $ (1,158,733)  $   (715,145)
                                 ============   ============    ============   ============
Weighted average number of
   common shares outstanding       20,826,088     25,155,256      20,540,182     24,882,756
                                 ============   ============    ============   ============
Basic and diluted loss per
   share                         $      (0.04)  $      (0.01)   $      (0.06)  $      (0.03)
                                 ============   ============    ============   ============















                 See accompanying notes to financial statements

                                   CBCOM, INC.
              Consolidated Statements of Cash Flows (Unaudited)

                                                      Six Months Ended June 30,
                                                    ----------------------------
                                                         2001           2002
                                                    -------------  -------------
                                                     (Unaudited)    (Unaudited)
Cash flows from operating activities:
 Net loss                                           $   (956,253)  $   (715,145)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
   Depreciation and amortization                          40,690         42,018
   Accrued interest on shareholder's loan                221,655         30,672
   Deemed interest                                             -         62,000
   Amortization of rent prepaid with stock                     -         31,250
   Accrued interest income-employee loan                       -         (5,100)
   Issuance of stock for professional fees                     -        108,490
   Issuance of stock for payroll expense                       -              -
   Issuance of stock for merger transaction expenses           -              -
   Increase (decrease) in cash from changes in:
     Deposits                                               8334         18,198
     Prepaid Expenses                                          -          6,870
     Other Receivable                                                    26,280
     Accounts payable                                    (20,612)        21,175
     Salaries payable-employees                          250,075        232,575
     Accrued liabilities and income tax payable          (17,862)        (5,455)
                                                    ------------   ------------
Net cash used in operating activities                   (473,973)      (146,172)
                                                    ------------   ------------
Cash flows from investing activities:
 Loan receivable from an officer                        (500,000)      (443,703)
 Purchase of furniture and equipment                           -              -
Net cash provided by investing activities               (500,000)      (443,703)
                                                    ------------   ------------
Cash flows from financing activities:
 Repayment of capital lease                                    -
 Proceeds from shareholders loan                         540,535         87,334
 Repayments of shareholders loan                         (57,000)       (24,652)
 Proceeds from employee loan                                            150,000
 Proceeds from issuance of stock and warrants            337,500        500,000
 Repayment of  secured convertible loan                  150,000       (100,000)
                                                    ------------   ------------
Net cash provided by financing activities                971,035        612,682
                                                    ------------   ------------
Net increase (decrease) in cash and cash equivalents      (2,938)        22,809









                 See accompanying notes to financial statements

                                   CBCOM, INC.
            Consolidated Statements of Cash Flows (Unaudited) (Continued)


                                                      Six Months Ended June 30,
                                                    ----------------------------
                                                         2001           2002
                                                    -------------  -------------
                                                     (Unaudited)    (Unaudited)
Cash and cash equivalents, beginning of period             9,241          6,139
                                                    ------------   ------------
Cash and cash equivalents, end of period            $      6,303   $     28,948
                                                    ============   ============
Supplementary information Cash paid during the year:
 Interest                                           $     15,000   $        162
                                                    ============   ============
Supplemental disclosure of non-cash activities
 Conversion of shareholder loans and salary              408,300         60,000
 Deemed interest on sale of stock                        212,593         62,000
 Forgiveness of interest accrued                          26,349         30,672
                                                    ============   ============



































                 See accompanying notes to financial statements

                           CBCOM, INC. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1-THE ORGANIZATION AND BUSINESS

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

The Company, through its subsidiary in Beijing, has entered into a Management Services Agreement with Beijing Chinet Information Technology Company ("Chinet"), an internet service provider (ISP) with offices in Beijing and Shanghai, PRC. The major shareholder and President of Chinet is also an officer and minority shareholder (3.2%) of the Company. Under the agreement, CBCom China provides technical support, equipment, software maintenance, accounting and management consulting services and receives eighty percent (80%) of the revenue collected on behalf of the ISP. In addition, CBCom, Inc. and Subsidiary loaned funds to this officer of the Company for the purpose of acquiring companies operating as internet service providers in China.

The Company's consolidated financial statements as of June 30, 2002 and for the quarter then ended have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred consecutive losses in 1997, 1998, 1999, 2000 and 2001 and had negative working capital in each of those years that raises substantial doubt about its ability to continue as a going concern. Historically, one of the Company's directors and major shareholders provided the Company with substantial financing sources. The director has provided a letter of support indicating that he pledges to provide continuous financial support to enable the Company to satisfy its working capital requirements and to complete its commitments to the Company's joint venture projects on a going concern basis. While there is no assurance that funding will be available, the Company is continuing to actively seek funding for its operations in China and to complete the Shanghai joint venture project through equity and/or debt financing. There is an uncertainty that management fund raising will be successful. The accompanying financial statements do not include any provisions or adjustments, which might result from the outcome of the uncertainty discussed above.

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


Note 2-PRESENTATION OF INTERIM INFORMATION

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


NOTE 3-RELATED PARTY TRANSACTIONS

Shareholder Loans

The  Company's   operations  have  been  financed  by  capital   injection  from
shareholders and loans from shareholders.

Since April 24, 1998, the Company has had in-effect a promissory note agreement (the Note) with the principal shareholder of the Company, which specified that the principal shareholder will continue to provide funds to the Company on a going forward basis and that any balance of loan bears an interest rate of 7% per annum. According to the Note, the shareholder has the option to convert his outstanding loan balance into the Company's common stock at a stated conversion price at any time prior to its maturity date. The Note also specified that the conversion price may be adjusted if the Company shall at any time undergo a stock split, stock dividend or other combination or subdivision that does not involve payment of consideration for such shares. The original Note was due on April 24, 2000, which specified a $0.50 per share conversion price. The extended Note, dated April 24, 2000, was due on April 23, 2001 and was extended for

                           CBCOM, INC. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS

NOTE 3-RELATED PARTY TRANSACTIONS (continued)

Shareholder Loans (continued)

another year to April 23, 2002 and modified the conversion rate to $1.00 per share. The note has been extended for another year to April 23, 2003, but due to the fluctuation in the price of the company's common stock, the conversion rate was decreased to $0.50, the public market price at the time of renewal.

Under this Note agreement, the principal shareholder converted $270,400 of loan to 468,500 shares of common stock in 2000, and $1,116,800 to 1,116,800 in 2001.
During the first six months of 2002, the principal shareholder advanced $87,334 of new loans and converted $60,000 of loan into 60,000 shares of common stock.

In 2000 and 2001, the principal shareholder waived his interest receivable of $11,598 and $35,435, respectively. During the first six months of 2002 the principal shareholder waived interest receivable of $30,672.

On May 15, 2001, two officers exercised 260,275 options to buy 260,275 shares of common stock at a price of $1.00 per share. The Company accepted a one-year promissory note from each of the officers collateralized by, and in the same amount as salary and other compensation owed to the two officers. The note bears interest at 5% per annum and has been extended for another year. As of September 30, 2001, one of the officers repaid $56,250 on the note. During the first six months of 2002 the Company accrued interest income of $5,100 on the notes receivable.

During the year 2001, two shareholders who are officers of the Company advanced $76,185 to the Company. These advances do not bear interest, do not have a definite maturity date and $16,500 has been repaid at June 30, 2002 leaving a balance of $59,685.

Two other shareholders also advanced money to the Company in 1999. However, these advances did not bear interest and do not have a definite maturity date. The balance of $11,988 has not been paid at June 30, 2002.

Employee Loan Receivable

On February 8, 2002 an employee of CBCom China advanced $150,000 to the Company. This advance does not bear interest and does not have a definite maturity date. The balance of $150,000 has not been repaid at June 30, 2002.

Loan Receivable from an Officer

On June 15, 2001, the Company entered into a loan agreement, initially for $500,000, with an officer, who will use the proceeds to conduct merger and acquisition activities of Internet Service Provider (ISP) targets he has found in China. The promissory note is secured by an equity interest in an ISP in China that is owned 90% by the officer and the officer has committed to repay the principal and interest either in cash or in the form of the equity interest he has acquired in China. The Company has made additional advances on the loan and the balance at June 30, 2002 is $1,496,789. The loan will mature on November 30, 2010 with interest at 8% per annum.

                           CBCOM, INC. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS

NOTE 4-EQUITY TRANSACTIONS

Pursuant to the convertible promissory note dated April 24, 2000, the principal Shareholder has continuously loaned funds to the Company. During the first six months of 2002, the total new advances from the shareholder amounted to $87,334.

On January 29, 2002 the principal shareholder converted $115,000 of shareholder loan into 115,000 shares of common stock at $1.00 per share. A portion of this transaction was rescinded and 95,000 shares of common stock were returned to the Company and the stock was cancelled.

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

On April 19-22, 2002 the Company issued 274,227 shares in lieu of paying cash to consultants in payment of professional fees incurred by the Company.
Accordingly, the company recognized $108,490 in operating expenses based upon the closing market price of the Company's common stock listed on the OTC Bulletin Board.

On May 17, 2002 The company entered into a Securities Purchase Agreement with Ashland Partners to sell 5,000,000 shares of the Company's common Stock at a price of $0.05 per share. The Company was unable to repay the Secured Convertible Loan due June 6, 2002. Ashland Partners agreed to purchase 5,000,000 shares of the Company's common stock for a consideration of $250,000 being $150,000 in cash and the cancellation of the Secured Convertible Debenture and the balance of $100,000.

At June 30, 2002, the Company recognized $30,672 of interest accrued on the loan payable to the principal shareholder.

Secured Convertible Loan

The Company entered into a loan agreement for the principal of $150,000 with Ashland Partners, a Delaware corporation, on June 6, 2001. Per the loan agreement, the loan bears 6.67% interest per annum and the Company is obligated to pay back $100,000 of principal and accrued interest on June 6, 2002 unless the $100,000 is converted into common stock at $2.00 per share on or before June

                           CBCOM, INC. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS

NOTE 4-EQUITY TRANSACTIONS (Continued)

Secured Convertible Loan (Continued)

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

The Company was unable to repay the Secured Convertible Loan due June 6, 2002. Ashland Partners agreed to purchase 5,000,000 shares of the Company's common stock for a consideration of $250,000 being $150,000 in cash and the cancellation of the Secured Convertible Debenture and the balance of $100,000.

Note 5-Recent Accounting Pronouncements

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

                           CBCOM, INC. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS

Note 5-Recent Accounting Pronouncements (Continued)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         In addition to historical information, the following discussion and analysis by management contains forward-looking statements. These forward-looking statements involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to, those discussed below, the results of any activities we may undertake in China and any other activities we may complete. Readers are advised to refer to this section and the factors contained in the annual Return on Form 10-K entitled "Risk Factors". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof and do not reflect the results of any activities which we have completed since June 30, 2002. CBCom, Inc. undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document as well as in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K to be filed by us in fiscal year 2002.


Financial Condition at June 30, 2002

         The Company had an accumulated deficit of $13,720,907 as of June 30, 2002. Since its inception in 1997, the Company has suffered consecutive losses in the fiscal years ended December 31, 1997, 1998, 1999, 2000 and 2001. The Company had $28,946 cash on hand at June 30,2002.

Results of Operations

         The company, through its wholly owned subsidiary in Beijing, has entered into a Management Services Agreement with Beijing Chinet Information Technology Company, an internet service provider (ISP) with offices in Beijing and Shanghai, PRC. Under the agreement, CBCom China, the company's subsidiary, provides technical support, equipment, software maintenance, sales and marketing services, accounting and management consulting services and receives eighty percent (80%) of the revenue collected on behalf of the ISP. In addition, CBCom, Inc. has loaned funds to the President of Beijing Chinet Information Technology Company, who is also a director of CBCom, Inc. for the purpose of acquiring companies operating as Internet Service Providers in China. The consulting agreement commenced during the third quarter of 2001 and in the first six months of 2002 the company earned $300,150 in service fees.

The Three Months Ended June 30, 2002 Compared to The Three Months Ended June 30, 2001

         The general and administrative expense results of operations for the three months ended June 30, 2001 was $427,117 compared to $379,318 for the quarter ended June 30, 2001. The components of these general and administrative expenses included $147,310 of payroll expense (of which $137,250 was accrued), $34,261 of rental expense for both the Beijing and California offices, and $47,304 in professional fees. The increase of $47,799 represents the increase of $83,000 in administrative and management salaries expenses of the Beijing and Shanghai offices in connection with earning consulting revenue.

         The interest expense, net, for the three months ended June 30,2002 was $13,700 compared to $236,655 for the three months ended June 30, 2001. The interest expense in the second quarter of 2001 relates to accrued, but waived, interest relating to the shareholder loans, deemed interest of $193,725 related to two shareholder loan conversions, deemed interest of $18,208 related to the benefit obtained in the mandatory conversion feature contained in the secured convertible loan, and $15,000 of a loan finders fee relating to the secured convertible loan. The interest expense in the second quarter of 2002 relates to $16,147 accrued, but waived interest relating to shareholder loans offset by interest income from employee loans.

The Six Months  Ended June 30, 2002  Compared  to The Six Months  Ended June 30,
2001

         The general and administrative expense results of operations for the six months ended June 30, 2002 was $927,561 compared to $719,598 for the six months ended June 30, 2001. The components of these general and administrative expenses included $303,473 of compensation expense (of which $274,500 was accrued), $62,546 of rental expense for both the Beijing and California offices, $86,203 in professional and accounting fees and a $100,000 commitment fee(non-cash) for the sale of up to $10 million in Common Stock. The increase of $207,963 mainly represents the expenses of providing consulting services to Beijing Chinet in order to earn consulting revenue and the $100,000 commitment fee.

The interest expense for the six months ended June 30, 2002 was $87,734 compared to $236,655 for the six months ending June 30, 2001. The interest expense for the first six months of 2002 was due to recording the deemed interest expense of $62,000 for the sale of shares to Brighton Opportunity Fund at a 20% discount to the market price plus accrued, but waived interest relating to the shareholder loans of $30,672 net of interest income of 5,100. The interest expense for 2001 relates to accrued, but waived, interest relating to the shareholder loansThe interest expense for the first six months of 2001 is accrued, but waived, interest relating to the shareholder loans, deemed interest of $193,725 related to two shareholder loan conversions, deemed interest of $18,208 related to the benefit obtained in the mandatory conversion feature contained in the secured convertible loan, and $15,000 of a loan finders fee relating to the convertible loan. The Company recorded a deemed dividend in 2001 of $202,500 relating to a private placement issued at $1.00 per share based upon the discount to the quoted market price.

Plan of Operation

CBCom was formed to develop telecommunications projects and Internet-related information services in the People's Republic of China. CBCom establishes joint venture partnerships with Chinese companies having data networking technologies or customer bases to which CBCom will contribute United States technology and management resources. In order to execute its Business Plan, CBCom,Inc. listed its common shares on the OTC Bulletin Board and hopes to undertake a Private Placement of $5.0-10.0 million. The funds will be used to capitalize the joint venture partnerships and acquire internet companies in China. If CBCom is unable to raise funds through a Private Placement, the Company will remain dependent upon its major shareholders for funds and would have to alter its acquisition strategy and timetable.

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

         On January 31, 1999, the Company entered into a Memorandum of Understanding "Memorandum") with Shanghai Stock Exchange Communications Co. Ltd. and Shanghai Xingtong Telecommunication Science and Technology Co. Ltd. ("SXTST) to develop a financial data network in China through setting up an equity joint venture invested by these three parties. The main strategy is to make full usage of the existing capacity of VSAT satellite communication infrastructure owned by Shanghai Stock Exchange throughout China. The total capital required in that joint venture is currently estimated to be US$3,000,000. The Company will contribute 70% of that amount; SSEC, 20%; and SXTST, 10%. The joint venture has not yet been established as of June 30, 2002.

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

Liquidity and Capital Resources

         The Company has suffered losses in 1997, 1998, 1999, 2000 and 2001 and had negative working capital in 1997, 1998, 1999, 2000 and 2001, respectively. The Company was funded initially by two of its founding shareholders in the amounts of $400,000 and $1,600,000, respectively. During 1999, the Company raised money through a series of private placements netting $304,000 after selling commissions. In 2001, the Company raised money in a private placement netting $337,500 after selling commission and in the first six months of 2002 the Company raised $300,000. In addition, one of the Company's employees loaned $150,000 in 2002. One of the Company's directors and major shareholders has provided the Company with loan funds throughout the life of the Company that were convertible into Common Stock at a price of $0.50 per share until April 24,2000 and $1.00 per share until April 23, 2002 and $0.50 per share thereafter. Funds loaned to the Company equaled $679,000 in 1998, $136,900 in 1999, $599,706 in 2000, $1,726,174 in 2001 and $87,334 in the first six months of 2002.

         One of the Company's directors and major shareholders continues to provide the Company with substantial financing sources. The director has provided a letter of support indicating that he pledges to provide continuous financial support to enable the Company to satisfy its working capital requirements and to complete its commitments to its joint venture projects. The Financial Statements have been prepared assuming that the Company will continue as a going concern. The Company's annual audit report indicates that the Company has a limited operating history, has incurred substantial losses and at December 31, 2001 has a shareholders' deficit and that those conditions raise substantial doubt about the company's ability to continue as a going concern. While there is no assurance that funding will be available, the Company is continuing to actively seek funding to complete its joint venture projects and execute its Business Plan through equity and/or debt financing. Without outside funding, the Company is totally dependent upon its major shareholders and would need to reconsider its Business Plan.

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

         The Company was unable to repay the Secured Convertible Loan due June 6, 2002. Ashland Partners agreed to purchase 5,000,000 shares of the Company's common stock for a consideration of $250,000 being $150,000 in cash and the cancellation of the Secured Convertible Debenture and the balance of $100,000.

Related Party Loan

            The President of Beijing Chinet Information Technology Company ("Chinet"), Mr. Gordon Gao owns 90% of the equity in Chinet and is also an officer, director and 3.2% shareholder of CBCom, Inc. On June 15, 2001, the Company entered into a loan agreement, initially for $500,000, with Mr. Gao, who will use the proceeds to conduct merger and acquisition activities of Internet Service Provider (ISP) targets he has found in China. The promissory note is secured by an equity interest in Chinet and Mr. Gao has committed to repay the principal and interest either in cash or in the form of the equity interest he has acquired in China. The Company has made additional advances on the loan and the balance at June 30, 2002 is $1,496,789. The loan will mature on November 30, 2010 with interest at 8% per annum.

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


Critical Accounting Policies

         The Company's operations have been financed by loans from shareholders. Since April 24, 1998, the Company has had an in-effect a promissory note agreement (the Note) with the principal shareholder of the Company, which specified that the principal shareholder will continue to provide funds to the Company on a going forward basis and that any balance of the loan bears an interest rate of 7% per annum. According to the Note, the shareholder has the option to convert his outstanding loan balance into the Company's common stock at a stated conversion price at any time prior to its maturity date. The Note also specified that the conversion price may be adjusted if the Company shall at any time undergo a stock split, stock dividend or other combination or subdivision that does not involve payment of consideration for such shares. The original Note was due on April 24, 2000, which specified a $0.50 per share conversion price, the fair market value at the time. The extended Note, dated April 24, 2000, was due on April 23, 2002, which modified the conversion rate to $1.00 per share, again the fair market value at the time. Under this Note agreement, the principal shareholder converted $270,400 of the loan to 468,500 shares of common stock in 2000, and $1,116,800 to 1,116,800 shares in 2001 and $60,000 into 60,000 shares in the first six months of 2002. the note was extended for another year until April 23, 2003 and the conversion rate was modified to $0.50 per share, again the fair market value at the time.

         The Company's Common Stock commenced trading on May 21, 2001 on the OTC Bulletin Board. Due to the convertible feature, the Company recorded total deemed interest of $1,575,875 in the year 2001 at loan commitment dates according to EITF 98.5. The deemed interest is calculated at the excess of market price at the commitment date over the stated conversion rate of $1.00 per share. The Note was renewed on April 24, 2002 and the principal shareholder continues to advance funds to the Company under the Note. Further, the share price on the OTC:BB has fluctuated and is currently below $1.00 per share. The Company considered the fairest way to convert the outstanding balance of the Note at April 23, 2002 and agreed to set the conversion rate at $0.50. The Company is considering how to effect future conversions considering the fluctuations in the market price of the shares.

         Revenues are recognized when services are rendered. Revenue consists of consulting fees earned from computer consulting services, usage of computer equipment, and accounting and other management consulting services to an internet service provider located in Beijing, China. The Company, through its subsidiary in Beijing, has entered into a Management Services Agreement with Beijing Chinet Information Technology Company ("Chinet"), an internet service provider (ISP) with offices in Beijing and Shanghai, PRC. The major shareholder and President of Chinet is also an officer and minority shareholder (3.2%) of the Company. Under the agreement, CBCom China provides technical support, equipment, software maintenance, accounting and management consulting services and receives eighty percent (80%) of the revenue collected on behalf of the ISP.


                            PART II-OTHER INFORMATION
                                   CBCOM, INC.
                                  JUNE 30, 2002

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

         In April 2002 a lawsuit was filed against the Company by Brighton Opportunity Fund based on an alleged breach of contract. On March 19, 2002 the Company entered into a Stock Purchase Agreement with the Brighton Opportunity Fund to sell 390,000 shares of the Company's Common Stock at a price of $0.641 per share. The Company agreed to provide 500,000 additional shares as collateral until the 390,000 shares were registered with the Securities and Exchange Commission. The Company did not provide the additional Collateral shares as it believes Brighton breached a part of the original agreement. Brighton has sued for the 500,000 Collateral shares plus costs and the Company has filed a counter suit.



ITEM 2. CHANGES IN SECURITIES

         On January 29, 2002 the Company's principal shareholder, Mr. Max Sun, converted shareholder loan of $115,000 into 115,0000 shares of common stock. A portion of the conversion was subsequently reversed and 95,000 shareswere returned to the Company and cancelled. The issuance of stock upon conversion of debt was private in nature and the shares were issued to an existing investor of the Company who was capable of evaluating the merits and risks of the shares and had full access to all relevant information relating to the Company and its business. Accordingly, these issuances were deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act and the shares issued are deemed to be restricted securities and bear a legend regarding resale restrictions.

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

         On April 19-22, 2002 the Company issued 274,227 shares in lieu of paying cash to consultants in payment of professional fees incurred by the Company. Accordingly, the company recognized $108,490 in operating expenses based upon the closing market price of the Company's common stock listed on the OTC Bulletin Board. These shares were issued according to the CBCom, Inc. Stock Compensation Plan for Consultants registered by filing Form S-8 on April 19, 2002.

         On May 17, 2002 The company entered into a Securities Purchase Agreement with Ashland Partners, an existing shareholder, to sell 5,000,000 shares of the Company's common Stock at a price of $0.05 per share. The Company was unable to repay the Secured Convertible Loan due June 6, 2002. Ashland Partners agreed to purchase 5,000,000 shares of the Company's common stock for a consideration of $250,000 being $150,000 in cash and the cancellation of the Secured Convertible Debenture and the balance of $100,000. . This offering was private in nature and the shares were sold to a group which is a sophisticated investment fund and who the Registrant reasonably believes was capable of evaluating the merits and risks of an investment in the Registrant and had full access to all relevant information relating to the registrant and its business. Accordingly, this offering was deemed exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933 and the shares issued are deemed to be restricted securities and bear a legend to that effect.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of security holders during the first six months of 2002.

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
              Lesser

10.14         Demand Promissory Note,  $115,275 From Steven            (7)
              Meadows

10.15         Common  Stock  Purchase   Agreement   between            (7)
              Brighton  Opportunity  Fund,  L.P. and CBCom,
              Inc.

10.16         Stock  Purchase   Agreement  By  And  Between            (7)
              Brighton  Opportunity  Fund,  L.P. and CBCom,
              Inc.

10.17         Securities Purchase Agreement by and among CBCom, Inc.   herein
              And Ashland Partners


10.18         Convertible Promissory Note, due April 23, 2003          herein
              Between CBCom, Inc. and Max Sun

99.1          Certification Pursuant to Section 906 of the Sarbanes    herein
              Oxley Act of 2002-Max Sun, President

99.2          Certification Pursuant to Section 906 of the Sarbanes    herein
              Oxley Act of 2002-Charles Lesser, Chief Financial Officer


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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Encino, California, on the 19th day of August, 2002.


                                   CBCOM, INC.


                               By /s/ Chian Yi Sun
                          ----------------------------
                                  Chian Yi Sun
                              Chairman of the Board

Date:  August 19, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Chian Yi Sun            Chairman of the Board                August 19, 2002
--------------------        (Principal Executive Officer)
    Chian Yi Sun


/s/ Charles A. Lesser       Chief Financial Officer/Director     August 19, 2002
----------------------      (Principal Financial Officer and
    Charles A. Lesser        Principal Accounting Officer)


/s/ Gordon X. Gao           Director                             August 19, 2002
----------------------
    Gordon X. Gao

Exhibit 10.17
                          SECURITIES PURCHASE AGREEMENT


      SECURITIES PURCHASE AGREEMENT (the "Agreement"), dated as of May 17, 2002 by and among CBCom, Inc., a Delaware corporation, with headquarters located at 16830 Ventura Boulevard, Suite 211, Encino, California 91436, (the "Company"), and Ashland Partners, a California general partnership, located at 101 South Robertson Boulevard, Suite 210, Los Angeles, California 90048, (the "Buyer").

      WHEREAS:

      A. The Company and the Buyer are executing and delivering this Agreement in reliance upon the exemption from securities registration afforded by Rule 506 of Regulation D ("Regulation D") as promulgated by the United States Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended (the "1933 Act") and/or Rule 4(2) thereof;

      B. The Company owes Buyer, pursuant to a Secured Convertible Debenture, $100,000 with interest at 6.67 percent per annum, all due and payable on June 6, 2002 (the "Debenture").

      C. The Company has authorized the issuance of 5,000,000 shares of its Common Stock (the "Shares") to be sold to Buyer.

      D. The Buyer wishes to purchase, upon the terms and conditions stated in this Agreement, an aggregate of up to 5,000,000 shares of Common Stock (the "Shares").


      NOW THEREFORE, the Company and the Buyer hereby agree as follows:

      1. PURCHASE AND SALE OF COMMON SHARES.
         ----------------------------------

           a. Sale of Shares.  The Company  hereby sells to the Buyer  5,000,000
              --------------
shares of the Company's Common Stock (the "Certificates") and agrees that within five (5) days from the close of this Agreement, to have certificates for the Shares issued in the name of Ashland Partners.

           b. Purchase of Shares. The Buyer hereby  purchases f rom  the Company
              ------------------
the Shares, and, in consideration therefore, shall pay to the Company the following:

              (1)        $150,000 in cash

              (2)        Cancellation of the Secured Convertible Debenture

      2. LOCK-UP
         -------
         The Buyer agrees to hold the Shares for two years from the date hereof and not sell, transfer, place in street-name, pledge or hypothecate during the two-year period. At the end of the two-year period the Buyer may sell or transfer the Shares pursuant to rule 144 of the Securities Act of 1933.


                                    10.17-1

      3. BUYER'S REPRESENTATIONS AND WARRANTIES.
         --------------------------------------

         The Buyer represents and warrants that:

           a. Investment Purpose. The Buyer (i) is acquiring the Shares and (ii) for its own account for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof, except pursuant to sales registered or exempted under the 1933 Act; provided, however, that by making the representations herein, the Buyer does not agree to hold any of the Securities for any minimum or other specific term and reserves the right to dispose of the Securities at any time in accordance with or pursuant to a registration statement or an exemption under the 1933 Act.

           b. Accredited Investor Status. The Buyer is an "accredited  investor"
              --------------------------
as that term is defined in Rule 501(a)(3) of Regulation D.

           c. Reliance on Exemptions. The Buyer understands that the Shares are being offered and sold to it in reliance on specific exemptions from the registration requirements of the United States federal and state securities laws and that the Company is relying in part upon the truth and accuracy of, and the Buyer's compliance with, the representations, warranties, agreements, acknowledgments and understandings of the Buyer set forth herein in order to determine the availability of such exemptions and the eligibility of the Buyer to acquire the Shares.

           d. Information. The Buyer has been furnished with all materials relating to the business, finances and operations of the Company and materials relating to the offer and sale of the Shares which have been requested by the Buyer. The Buyer has been afforded the opportunity to ask questions of the Company. Neither such inquiries nor any other due diligence investigations conducted by the Buyer or its advisors, if any, or its representatives shall modify, amend or affect the Buyer's right to rely on the Company's representations and warranties contained in Section 4 below. The Buyer understands that its investment in the Shares involves a high degree of risk. The Buyer has sought such accounting, legal and tax advice as it has considered necessary to make an informed investment decision with respect to its acquisition of the Shares.

           e. No Governmental Review. The Buyer understands that no United States federal or state agency or any other government or governmental agency has passed on or made any recommendation or endorsement of the Shares or the fairness or suitability of the investment in the Shares nor have such authorities passed upon or endorsed the merits of the offering of the Shares.

           f. Transfer or Resale. The Buyer understands that (i) the Shares have not been and are not being registered under the 1933 Act or any state Shares laws, and after the Lock-Up period may not be offered for sale, sold, assigned or transferred unless (A) subsequently registered thereunder, (B) the Buyer shall have delivered to the Company an opinion of counsel, in a generally acceptable form, to the effect that such Shares to be sold, assigned or transferred may be sold, assigned or transferred pursuant to an exemption from such registration, or (C) the Buyer provides the Company with reasonable assurance that such Shares can be sold, assigned or transferred pursuant to Rule


                                    10.17-2

144 promulgated under the 1933 Act, as amended, (or a successor rule thereto) ("Rule 144"); (ii) any sale of the Shares made in reliance on Rule 144 may be made only in accordance with the terms of Rule 144 and further, if Rule 144 is not applicable, any resale of the Shares under circumstances in which the seller (or the person through whom the sale is made) may be deemed to be an underwriter (as that term is defined in the 1933 Act) may require compliance with some other exemption under the 1933 Act or the rules and regulations of the SEC thereunder; and (iii) neither the Company nor any other person is under any obligation to register the Shares under the 1933 Act or any state Shares laws or to comply with the terms and conditions of any exemption thereunder.

           g. Legends.  The  Buyer  understands  that the  certificates or other
              -------
instruments representing the Shares shall bear a restrictive legend in substantially the following form (and a stop-transfer order may be placed against transfer of such stock certificates):

              THE SECURITIES REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR APPLICABLE STATE SECURITIES LAWS. THE SECURITIES MAY NOT BE OFFERED FOR SALE, SOLD, TRANSFERRED OR ASSIGNED (I) IN THE ABSENCE OF (A) AN EFFECTIVE REGISTRATION STATEMENT FOR THE SECURITIES UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR APPLICABLE STATE SECURITIES LAWS OR (B) AN OPINION OF
              COUNSEL,   IN  A   GENERALLY   ACCEPTABLE   FORM,   THAT
              REGISTRATION IS NOT REQUIRED UNDER SAID ACT OR APPLICABLE STATE SECURITIES LAWS OR (II) UNLESS SOLD PURSUANT TO RULE 144 UNDER SAID ACT. NOTWITHSTANDING THE FOREGOING, THE SECURITIES MAY BE PLEDGED IN CONNECTION WITH A BONA FIDE MARGIN ACCOUNT OR OTHER LOAN SECURED BY THE SECURITIES.

The legend set forth above shall be removed and the Company shall issue a certificate without such legend to the holder of the Shares upon which it is stamped, if, unless otherwise required by federal or state securities laws, that
(i) such Shares are registered for resale under the 1933 Act, (ii) in connection with a sale transaction, such holder provides the Company with an opinion of counsel, in a generally acceptable form, to the effect that a public sale, assignment or transfer of the Shares may be made without registration under the 1933 Act, or (iii) such holder provides the Company with reasonable assurances that the Shares can be sold pursuant to Rule 144 without any restriction as to the number of securities acquired as of a particular date that can then be immediately sold.

           h. Authorization; Enforcement; Validity. This Agreement has been duly
              ------------------------------------
and validly authorized, executed and delivered on behalf of the Buyer and is a valid and binding agreement of the Buyer, enforceable against the Buyer in accordance with its terms, subject as to enforceability to general principles of equity and to applicable bankruptcy, insolvency, reorganization, moratorium, liquidation and other similar laws relating to, or affecting generally, the enforcement of applicable creditors' rights and remedies.



                                     10.17-3

      4. REPRESENTATIONS AND WARRANTIES OF THE COMPANY.
         ---------------------------------------------

           The Company represents and warrants to the Buyer that:

           a. Organization and Qualification. The Company and its "Subsidiaries"
              ------------------------------
(which, for purposes of this Agreement, means any entity in which the Company, directly or indirectly, owns capital stock or holds an equity or similar interest) are corporations duly organized and validly existing in good standing under the laws of the jurisdiction in which they are incorporated, and have the requisite corporate power and authorization to own their properties and to carry on their business as now being conducted. Each of the Company and its Subsidiaries is duly qualified as a foreign corporation to do business and is in good standing in every jurisdiction in which its ownership of property or the nature of the business conducted by it makes such qualification necessary, except to the extent that the failure to be so qualified or be in good standing would not have a material adverse effect.

           b.  Authorization;  Enforcement;  Validity.  (i) The  Company has the
               ---------------------------
requisite corporate power and authority to enter into and perform its obligations under this Agreement and to issue the Shares in accordance with the terms hereof and thereof, (ii) the execution and delivery of this Agreement and the consummation by it of the transaction contemplated hereby and thereby, including without limitation the issuance of the Shares have been duly authorized and unanimously approved by the Company's Board of Directors and no further consent or authorization is required by the Company, its Board of Directors or its stockholders, (iii) this Agreement has been duly executed and delivered by the Company, (iv) this Agreement, upon execution and delivery thereof, will constitute the valid and binding obligations of the Company enforceable against the Company in accordance with its terms, except as such enforceability may be limited by general principles of equity or applicable bankruptcy, insolvency, reorganization, moratorium, liquidation or similar laws relating to, or affecting generally, the enforcement of creditors' rights and remedies.


           c. Issuance of Securities.  The Shares are duly  authorized and, upon
              ----------------------
issuance in accordance with the terms hereof, shall be (i) validly issued, fully paid and non-assessable, and (ii) free from all taxes, liens and charges with respect to the issue thereof. The issuance by the Company of the Shares is exempt from registration under the 1933 Act, assuming that the representations and warranties of the Buyer contained in Section 4 are true and correct as to factual matters.

           e. No General  Solicitation.  Neither  the  Company,  nor  any of its
              ------------------------
affiliates, nor any person acting on its o r their behalf, has engaged in any form of general solicitation or general advertising (within the meaning of Regulation D under the 1933 Act) in connection with the offer or sale of the Securities.


                                    10.17-4

           f. No Other Agreements.  The Company has not, directly or indirectly,
              --------------------
made any agreements with the Buyer relating to the terms or conditions of the transactions contemplated by the Agreement except as set forth in the Agreement.


      5. COVENANTS.
         ---------

           a. Best Efforts.  Each  party  shall  use  its best efforts to timely
              ------------
satisfy each of the conditions to be satisfied by it as provided in Sections 4 and 5 of this Agreement.

           b. Form D and Blue  Sky.  The  Company  agrees  to file a Form D with
              --------------------
respect to the Shares as required under Regulation D and to provide a copy thereof to the Buyer promptly after such filing. The Company shall take such action as the Company shall reasonably determine is necessary in order to obtain an exemption for or to qualify the Shares for sale to the Buyer pursuant to this Agreement under applicable securities or "Blue Sky" laws of the states of the United States, and shall provide evidence of any such action so taken to the Buyer. The Company shall make all filings and reports relating to the offer and sale of the Shares required under applicable securities or "Blue Sky" laws of the states of the United States following the date of the Agreement.

           c. Use of Proceeds. The Company will use the proceeds  from  the sale
              ----------------
of the  Shares  for  working  capital  and for inventory.



      6. GOVERNING LAW; MISCELLANEOUS.
         ----------------------------

           a. Governing Law; Jurisdiction; Jury Trial. The corporate laws of the
              ---------------------------------------
State of Delaware shall govern all issues concerning the relative rights of the Company and its stockholders. All other questions concerning the construction, validity, enforcement and interpretation of this Agreement shall be governed by the internal laws of the State of California, without giving effect to any choice of law or conflict of law provision or rule (whether of the State of California or any other jurisdictions) that would cause the application of the laws of any jurisdictions other than the State of California. Each party hereby irrevocably submits to the non-exclusive jurisdiction of the state and federal courts sitting in the City of Los Angeles, County of Los Angeles, for the adjudication of any dispute hereunder or in connection herewith or with any transaction contemplated hereby or discussed herein, and hereby irrevocably waives, and agrees not to assert in any suit, action or proceeding, any claim that it is not personally subject to the jurisdiction of any such court, that such suit, action or proceeding is brought in an inconvenient forum or that the venue of such suit, action or proceeding is improper. Each party hereby irrevocably waives personal service of process and consents to process being served in any such suit, action or proceeding by mailing a copy thereof to such party at the address for such notices to it under this Agreement and agrees that

                                    10.17-5
such service shall constitute good and sufficient service of process and notice thereof. Nothing contained herein shall be deemed to limit in any way any right to serve process in any manner permitted by law. EACH PARTY HEREBY IRREVOCABLY WAIVES ANY RIGHT IT MAY HAVE, AND AGREES NOT TO REQUEST A JURY TRIAL FOR THE ADJUDICATION OF ANY DISPUTE HEREUNDER OR IN CONNECTION HEREWITH OR ARISING OUT OF THIS AGREEMENT OR ANY TRANSACTION CONTEMPLATED HEREBY.

           b. Counterparts.  This  Agreement  may  be  executed  in two or  more
              ------------
identical counterparts, all of which shall be considered one and the same agreement and shall become effective when counterparts have been signed by each party and delivered to the other party; provided that a facsimile signature shall be considered due execution and shall be binding upon the signatory thereto with the same force and effect as if the signature were an original, not a facsimile signature.

           c. Headings.  The  headings of this Agreement are for  convenience of
              --------
reference and shall not form part of, or affect the interpretation of, this Agreement.

           d. Severability.  If any provision of this Agreement shall be invalid
              ------------
or unenforceable in any jurisdiction, such invalidity or unenforceability shall not affect the validity or enforceability of the remainder of this Agreement in that jurisdiction or the validity or enforceability of any provision of this Agreement in any other jurisdiction.

           e. Entire Agreement;  Amendments. This Agreement supersedes all other
              -----------------------------
prior oral or written agreements between the Buyer, the Company, their affiliates and persons acting on their behalf with respect to the matters discussed herein, and this Agreement and the instruments referenced herein contain the entire understanding of the parties hereto with respect to the matters covered herein and therein and, except as specifically set forth herein or therein, neither the Company nor the Buyer makes any representation, warranty, covenant or undertaking with respect to such matters. No provision of this Agreement may be amended other than by an instrument in writing signed by the Company and the Buyer, and no provision hereof may be waived other than by an instrument in writing signed by the party against whom enforcement is sought. No consideration shall be offered or paid to any person to amend or consent to a waiver or modification of any provision of any of this Agreement unless the same consideration also is offered to all of the parties to this Agreement, as the case may be.

           f. Notices.  Any notices,  consents,  waivers or other communications
              -------
required or permitted to be given under the terms of this Agreement must be in writing and will be deemed to have been delivered: (i) upon receipt, when delivered personally; (ii) upon receipt, when sent by facsimile (provided confirmation of transmission is mechanically or electronically generated and kept on file by the sending party); or (iii) one Business Day after deposit with a nationally recognized overnight delivery service, in each case properly addressed to the party to receive the same. The addresses and facsimile numbers for such communications shall be:

                                    10.17-6

                If to the Company:
                  CBCom, Inc.
                  16830 Ventura Boulevard, Suite 211
                  Encino, California  91436
                  Attention:  Charles Lesser, CFO
                           Telephone:       (818) 461-0800
                           Facsimile:       (818) 461-0811

                With a copy to:
                  Law Offices of William B. Barnett
                  15233 Ventura Boulevard, Suite 410
                  Sherman Oaks, CA 91403
                  Attention:  William B. Barnett
                           Telephone:       (818) 789-2688
                           Facsimile:       (818) 789-2680

                If to the Buyer:
                  Ashland Partners
                  101 South Robertson Boulevard, Suite 210
                  Los Angeles, California  90048
                  Attention:  James Rogers, General Partner
                           Telephone:       (310) 246-1200
                           Facsimile:       (310) 273-5759

                Or at such other address and/or facsimile number and/or to the attention of such other person as the recipient party has specified by written notice given to each other party five days prior to the effectiveness of such change. Written confirmation of receipt (A) given by the recipient of such notice, consent, waiver or other communication, (B) mechanically or electronically generated by the sender's facsimile machine containing the time, date, recipient facsimile number and an image of the first page of such transmission or (C) provided by a nationally recognized overnight delivery service shall be rebuttable evidence of personal service, receipt by facsimile or receipt from a nationally recognized overnight delivery service in accordance with clause (i), (ii) or (iii) above, respectively.

           g. Successors and Assigns.  This  Agreement shall be binding upon and
              ----------------------
inure to the benefit of the parties and their respective successors and assigns. The Buyer may assign some or all of its rights hereunder without the consent of the Company, provided, however, that any such assignment shall not release the Buyer from its obligations hereunder unless such obligations are assumed by such assignee and the Company has consented to such assignment and assumption, which consent shall not be unreasonably withheld.

           h. No Third Party Beneficiaries.   This Agreement is intended for the
              ----------------------------
benefit of the parties hereto and their respective permitted successors and assigns, and is not for the benefit of, nor may any provision hereof be enforced by, any other person.





                                    10.17-7

           i. Survival.  The  representations and warranties  of the Company and
              --------
the Buyer contained in Section 4 and 5, and the Agreement shall survive the closing.

           j. Publicity.  The  Company  and  the  Buyer  shall have the right to
              ---------
approve before issuance of any press releases or any other public statements with respect to the transactions contemplated hereby; provided, however, that the Company shall be entitled, without the prior approval of any Buyer, to make any press release or other public disclosure with respect to such transactions as is required by applicable law, regulation, or rule of the NASD or Principal Market (although the Buyer shall be consulted by the Company in connection with any such press release or other public disclosure prior to its release and shall be provided with a copy thereof).

           k. Further  Assurances.  Each party shall do and perform, or cause to
              -------------------
be done and performed, all such further acts and things, and shall execute and deliver all such other agreements, certificates, instruments and documents, as the other party may reasonably request in order to carry out the intent and accomplish the purposes of this Agreement and the consummation of the transactions contemplated hereby.

           l. No Strict  Construction.  The language used in this Agreement will
              -----------------------
be deemed to be the language chosen by the parties to express their mutual intent, and no rules of strict construction will be applied against any party.

           m. Remedies.  The  Buyer and each holder of the Shares shall have all
              --------
rights and remedies set forth in this Agreement and all rights and remedies which such holders have been granted at any time under any other agreement or contract and all of the rights which such holders have under any law. Any person having any rights under any provision of this Agreement shall be entitled to enforce such rights specifically (without posting a bond or other security), to recover damages by reason of any breach of any provision of this Agreement and to exercise all other rights granted by law.

         IN WITNESS WHEREOF, the Buyer and the Company have caused this Securities Purchase Agreement to be duly executed as of the date first written above.

COMPANY:                                   BUYER:

CBCom, INC.                                ASHLAND PARTNERS


By:  _______________________________       By: _________________________________
     Chian Yi Sun                              James Rogers
     President                                 General Partner




                                    10.17-8

Exhibit 10.18

THIS SECURITY HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933 OR APPLICABLE STATE SECURITIES LAWS, NOR THE SECURITIES LAWS OF ANY OTHER JURISDICTION. IT MAY NOT BE SOLD, OFFERED FOR SALE, PLEDGED OR HYPOTHECATED IN THE ABSENCE OF AN EFFECTIVE REGISTRATION STATEMENT UNDER THOSE SECURITIES LAWS OR AN OPINION OF COUNSEL, SATISFACTORY TO THE COMPANY, THAT SUCH REGISTRATION IS NOT REQUIRED.

                                   CBCOM, INC.

                           Convertible Promissory Note
                               Due April 23, 2003

$837,261.13 (plus                                          Date:  April 24, 2002
additional Loaned Funds)

                  CBCOM, INC. (the "Company"), a Delaware corporation, for value received, hereby promises to pay to Max Sun ("Lender"), the amount of the Loaned Funds (as defined below) unpaid and outstanding from time to time, with interest on the unpaid balance of such principal amount as described below. The full unpaid principal amount of the Loaned Funds plus interest will be due and payable on April 23, 2003 (the "Maturity Date"). Payment of interest and principal shall be made in lawful money of the United States of America at the principal office of the Lender or at such other place as the Lender shall have designated to the Company in writing. In the event the Maturity Date is not a business day in Los Angeles, California, payment shall be made on the next succeeding business day.

1. Loaned Funds. Lender has extended credit to the Company, and is expected to
   ------------
continue to extend credit to the Company ("Loan"), which Loan is evidenced by this Note. The principal amount of the Loan shall include (a) the initial loan of $837,261.13 and (b) any other loans or advances Lender agrees, in its sole discretion, to make to the Company that are not covered by any other agreement between the Company and Lender. Each month that Lender makes advances or loans to the Company, the Company shall enter the amount of those advances or loans at Exhibit A of this Note, and shall have Lender acknowledge that installment on that exhibit. The aggregate of unpaid loans and advances listed on Exhibit A from time to time shall be referred to as "Loaned Funds."

2. Interest. This Note shall bear interest at the rate of seven percent (7%)
   --------
per annum on the unpaid principal balance of Loaned Funds outstanding from time to time. Interest will commence on any installment of Loaned Funds from the date set forth in Exhibit A, and continue through the date on which such unpaid principal balance is repaid in full. Throughout the term of this Note, interest shall be calculated on the basis of a 365-day year and shall be computed for the actual number of days in the period for which interest is charged.

3.  Conversion.
    ----------
         3.1  Conversion Rights.  The unpaid principal amount of this Note may
              -----------------
be converted into shares of the Company's Common Stock, at the election of the

                                    10.18-1

Lender, at any time prior to the close of business on the business day prior to the Maturity Date, at the conversion price of $0.50 per share, as may be adjusted in accordance with section 4 hereof (such conversion price, as so adjusted and in effect at any time, herein called the "Conversion Price"), into the number of fully paid and nonassessable shares of the Company's Common Stock determined by dividing the principal amount to be so converted by the Conversion Price in effect at the time of such conversion. If the Lender converts some or all of this Note from time to time, he shall be entitled to receive the interest accrued to the conversion date on that portion of this Note so converted, in cash or in stock at the Company's option.

         3.2  Notice of Conversion;  New Note. This Note may be converted in
              -------------------------------
full or in part by the Lender prior to the Maturity Date by surrender of this Note with the notice of conversion annexed hereto duly executed by Lender (specifying the portion of the principal amount thereof to be converted in the case of a partial conversion) to the Company. Upon any partial conversion of this Note, the Company will make the appropriate entry evidencing such partial conversion at Exhibit A, and the amount of principal and interest (if any) represented by such conversion shall be reduced from the then-outstanding amount of Loaned Funds. Each conversion shall be deemed to have been effected immediately prior to the close of business on the date on which this Note and notice of conversion shall have been so surrendered to the Company.

         3.3  Delivery of Stock Certificates;  Fractional Shares. As promptly as
              --------------------------------------------------
practicable after the conversion of this Note in full or in part, and in any event within 30 days thereafter, the Company at its expense will issue and deliver to the Lender a certificate or certificates for the number of full shares of Common Stock issuable upon such conversion, plus, in lieu of any fractional share to which the Lender would otherwise be entitled, cash equal to such fraction of the Conversion Price.

4.       Adjustment of Conversion Price.
         ------------------------------
         4.1 Adjustments for Stock Splits, etc. In the event the Company shall
             ---------------------------------
at any time undergo a stock split, stock dividend or other combination or subdivision that does not involve payment of consideration for such shares, the Conversion Price in effect immediately prior to such change shall be proportionately decreased. In the event the Company shall at any time combine its outstanding Common Stock, the Conversion Price in effect immediately prior to such combination shall be proportionately increased. Any adjustment shall become effective at the close of business on the date that such subdivision or combination shall become effective.

         4.2 Certificate as to Adjustments.  In the case of each adjustment or
             -----------------------------
readjustment of the Conversion Price pursuant to this Section 4, the Company will promptly compute such adjustment or readjustment in accordance with the terms hereof and cause a certificate setting forth such adjustment or readjustment and showing in detail the facts upon which such adjustment or readjustment is based to be delivered to the Lender.



                                    10.18-2

         4.3  Notices.  In the event of: (a) any capital reorganization of the
              -------
Company, any reclassification or recapitalization of the capital stock of the Company or any transfer of all or substantially all of the assets of the Company to any other person or any consolidation or merger involving the Company, or (b) any voluntary or involuntary dissolution, liquidation or winding-up of the Company, the Company will mail to the Lender at least 10 days prior to the earliest date specified therein, a notice specifying the date and a brief description of the event in question.

         4.4  Reservation of Stock Issuable on Conversion.  The Company will at
              -------------------------------------------
all times prior to the Maturity Date reserve and keep available, solely for issuance and delivery upon the conversion of this Note, all shares of Common Stock from time to time issuable upon the conversion of this Note. All shares of Common Stock issuable upon conversion of this Note shall be duly authorized and, when issued, validly issued, fully paid and nonassessable.

5.       Consolidation, Merger, Sale of Assets, Reorganization, etc.   In case
         -----------------------------------------------------------
the Company consolidates with or merges into any other corporation and shall not be the continuing or surviving corporation of such consolidation or merger, the Company, at its option, may redeem the Note or make proper provision so that the Lender will upon conversion of this Note receive shares of equity securities of the surviving entity as nearly equivalent as possible in kind and value to the Common Stock into which this Note would otherwise be convertible immediately prior to the date of such consolidation or merger, provided that in the second case the surviving entity shall agree to remain liable under the Note until such conversion is finished.

6.       Default.
         -------
         6.1 Events of Default.  Each of the following events shall be an Event
             -----------------
of Default hereunder: (a) default in the payment of any principal or interest on the Note when due, continued for 30 days; or (b) if the Company or any subsidiary shall make an assignment for the benefit of creditors, or shall file a voluntary petition in bankruptcy, or shall be adjudicated a bankrupt or insolvent, or shall file any petition or answer seeking for itself any reorganization, arrangement, composition, readjustment, liquidation, dissolution or similar relief under any present or future statue, law or regulation, or shall seek or consent to or acquiesce in the appointment of any trustee, receiver or liquidator of the Company or of all or any substantial part of the properties of the Company, or commence voluntary or involuntary dissolution proceedings. If an event of default under the Note occurs and is continuing for a period of more than ten days, the Lender of the Note may declare the Note immediately due and payable.

         6.2 Remedies on Default, etc. In case of a default in the payment of
             ------------------------
any principal of or interest on this Note, the Company will pay to the Lender thereof the amount owing together with (a) simple interest at the rate per annum equal to the lower of (x) 15% and (y) the maximum rate permitted under applicable law on the amounts past due, and (b) such additional amount as shall

                                    10.18-3
be sufficient to cover the cost and expenses of collection, including, without limitation, reasonable attorneys' fees, expenses and disbursements. No right, power or remedy conferred by this Note upon Lender shall be exclusive of any other right, power or remedy referred to herein or therein or now or hereafter available at law, in equity, by statute or otherwise.

         7. Application of Payments. Payments received by Lender pursuant to the
            -----------------------
terms hereof shall be applied in the following manner: First, to the payment of all out of pocket expenses, charges, costs and fees incurred by or payable to Lender and for which the Company is obligated pursuant to the terms hereof; second, to the payment of all interest accrued to the date of such payment; and third, to the payment of principal. Notwithstanding anything to the contrary contained herein, after the occurrence and during the continuation of an Event of Default, all amounts received by Lender from any party shall be applied in such order as Lender, in its sole discretion, may elect.

         8. Amendment of Note.  The provisions of this Note may be amended or
            -----------------
modified only with written consent of the Company and the Lender.

         9. Waiver.  The Company hereby waives diligence, presentment, protest
            ------
and demand, notice of protest, dishonor and nonpayment of this Note and expressly agrees that, without in any way affecting the liability of the Company hereunder, Lender may extend any maturity date or the time for payment of any installment due hereunder, accept additional security, release any party liable hereunder and release any security now or hereafter securing this Note. The Company further waives, to the full extent permitted by law, the right to plead any and all statutes of limitations as a defense to any demand on this Note.

         10.Attorney's Fees.  If this Note is not paid when due or if any Event
            ---------------
of Default occurs, the Company promises to pay all costs of enforcement and collection, including, but not limited to, Lender's attorney's fees, whether or not any action or proceeding is brought to enforce the provisions hereof.

         11.Severability. Every provision of this Note is intended to be
            ------------
severable. In the event any term or provision hereof is declared by a court of competent jurisdiction to be illegal or invalid for any reason whatsoever, such illegality or invalidity shall not affect the balance of the terms and provisions hereof, which terms and provisions shall remain binding and enforceable.

         12.Choice of Law.  This Note shall be governed by and construed in
            -------------
accordance with the laws of the State of California. Any and all disputes arising under this Note shall be adjudicated in the appropriate court in the county of Los Angeles, California, and all parties submit to jurisdiction of such court for resolution of such disputes.

         13.Interest Rate Limitation.  It is the intent of the Company and
            ------------------------
Lender in the execution of this Note and all other instruments securing this

                                    10.18-4

Note that the loan evidenced hereby be exempt from the restrictions of the usury laws of the State of California. In the event that, for any reason, it should be determined that the California usury law is applicable to the loan, the Company and Lender stipulate and agree that none of the terms and provisions contained herein shall ever be construed to create a contract for the use, forbearance or detention of money requiring payment of interest at a rate in excess of the maximum interest rate permitted to be charged by the laws of the State of California. In such event, if the Lender shall collect monies which are deemed to constitute interest which would otherwise increase the effective interest rate on this Note to a rate in excess of the maximum rate permitted to be charged by the laws of the State of California, all such sums deemed to constitute interest in excess of such maximum rate shall, at the option of Lender, be credited to the payment of the sums due hereunder or returned to the Company.

         14. Entire Agreement. This Note constitutes the entire agreement among
             ----------------
the parties with regard to the subjects hereof, and supersedes and replaces any prior or contemporaneous negotiations, discussions, contracts or agreements, written or oral. The terms and conditions of this Note shall inure to the benefit of, and be binding upon, the respective successors and assigns of the parties. Nothing in this Note is intended to confer on any third party any rights, liabilities or obligations, except as specifically provided.

IN WITNESS WHEREOF, the Company has executed this Note as of the date first above written.


                                      CBCOM, INC.




                                       By
                                          -----------------------------
                                          Charles Lesser,
                                          Chief Financial Officer and Secretary



















                                    10.18-5

                              NOTICE OF CONVERSION

                   [To Be Signed Only upon Conversion of Note]


TO CBCOM, INC.:

          The undersigned, the Lender of the foregoing Note, hereby surrenders such the Note for conversion into shares of Common Stock of CBCOM, INC., to the
extent of $       unpaid principal amount of such Note, and requests that the
           -------
certificates for such shares be issued in the name of, and delivered to,       ,
                                                                        -------
whose address is                  .
                ------------------

         Dated:                        .
                -----------------------



                                          -------------------------------
                                          (Signature  must conform in
                                           all  respects  to  name  of
                                           Lender as  specified on the
                                           face of the Note.)


                                           -------------------------------
                                                      (Address)


























                                    10.18-6

                                    EXHIBIT A

                            SCHEDULE OF LOANED FUNDS


Date of Loan                 Amount                            Notes
------------                 ------                            -----
April 24,2002                $837,261.13                       opening balance
















































                                    10.18-7