Form 10QSB
period 2002-09-30
CBCOM INC
filed 2002-12-13
CIK 1129248

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2002 OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                          Commission File No. 000-32109



                                   CBCOM, INC.

             (Exact name of registrant as specified in its charter)

              Delaware                                   95-4635025
   -------------------------------            --------------------------------
   (State or other jurisdiction of            (I.R.S. Employer Identification)
    incorporation or organization)

       P. O. Box 516
       Woodland Hills, California                           91365
 --------------------------------------                   --------
(Address of principal executive offices)                 (Zip Code)

                                (818) 461-0800
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

   Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.001 per share
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes |X| No |_|

State issuer's revenues for its most recent fiscal quarter: $ 157,820

State the aggregate market value of voting and non-voting stock held by non-affiliates: $666,353 at September 30, 2002

Number of shares of Common Stock outstanding as of September 30, 2002:
27,744,869

                                      INDEX
                                                                     PAGE
                                                                     ----

PART I - FINANCIAL STATEMENT                                           2

    ITEM 1 - FINANCIAL STATEMENTS                                      2

        Consolidated Balance Sheets as of
           September 30, 2002 and as of  December 31, 2001             3

        Consolidated Statements of Operations
           for the Three and Nine Months Ended
           September 30, 2002                                          4

        Consolidated Statements of Cash Flows (Unaudited)              5-6

        Notes to Consolidated Financial Statements                     7-12

    ITEM 2. - MANAGEMENT'S DISCUSSIONS AND ANALYSIS OR PLAN OF
            OPERATION                                                  13-21

PART II - OTHER INFORMATION                                            21

    ITEM 2.  CHANGES IN SECURITIES                                     21

    ITEM 5.  OTHER INFORMATION                                         23

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                          23


SIGNATURES                                                             26

EXHIBITS

                           CBCOM, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                               December 31,      September 30,
                                                    2001             2002
                                              --------------    -------------
Assets                                                           (Unaudited)
Current assets:
   Cash                                       $        6,139    $      12,912
                                              --------------    -------------
   Other receivable                                   52,599          103,666
                                              --------------    -------------
Total current assets                                  58,738          116,578
                                              --------------    -------------
Property, plant and equipment, net                   409,178          346,699

Other assets:
   Deposit                                            21,389           -
   Receivable Officer-(Notes 1 and 3)              1,053,086        1,562,366
   Prepaid expenses                                   97,004           39,597
                                              --------------    -------------
Total other assets                                 1,171,479        1,601,963
                                              --------------    -------------
Total assets                                  $    1,639,395    $   2,065,240
                                              ==============    =============
Liabilities and Shareholders' Deficit
Current liabilities:
  Accounts payable                            $      311,230    $     396,666
  Salaries payable-employees                         786,150        1,176,775
  Accrued expenses                                    82,417           93,462
  Income tax payable                                     800              800
  Capital lease obligation - current                  32,433           32,433
  Loan payable-employee-(Note 3)                           -          174,980
                                              --------------     ------------
Total current liabilities                          1,313,030        1,875,116

Loan payable - principal shareholder-(Note 3)        930,027          944,688
Loan payable - other shareholders                     88,173           71,673
                                              --------------    -------------
Total liabilities                                  2,331,230        2,891,477

Shareholders' Deficit
  Common stock; par value $0.001 per share,
    80,000,000 shares authorized and
    22,565,642 and 27,744,869 shares issued
    and outstanding, respectively                     22,021           27,745
  Additional paid-in capital                      12,504,376       13,276,346
  Subscription receivable                             (1,250)          (1,250)
  Notes receivable                                  (211,221)        (218,871)
  Accumulated deficit                            (13,005,761)     (13,910,207)
                                               -------------    -------------
Total shareholders' deficit                         (691,835)        (826,237)
                                               -------------    -------------
Total liabilities and shareholders' deficit    $   1,639,395    $   2,065,240
                                               =============    =============

See accompanying notes to financial statements

                           CBCOM, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                  Three Months Ended Sept 30,    Nine Months Ended Sept 30,
                                 ----------------------------   ----------------------------
                                      2001           2002           2001            2002
                                 -------------  -------------   -------------  -------------
                                  (Unaudited)    (Unaudited)     (Unaudited)    (Unaudited)

Consulting Revenue               $    110,970   $    157,820    $    110,970     $  457,970

General and administrative
   expense                            333,020        333,075       1,052,618      1,260,636

Loss from operations                 (222,050)      (175,255)       (941,648)      (802,666)

Other income (expense):
   Interest expense, net              202,122        (14,045)        (34,533)      (101,780)
   Other, net                               -              -               -              -
                                 ------------   ------------    ------------   ------------
Loss before income taxes              (19,928)      (189,300)       (976,181)      (904,446)

Income tax provision                        -              -               -              -
                                 ------------   ------------    ------------   ------------
Net loss before dividends             (19,928)      (189,300)       (976,181)      (904,446)

Deemed dividends                   (1,238,753)             -      (1,441,325)             -
                                 ------------   ------------    ------------   ------------
Net loss attributed common
   shares                        $ (1,258,753)  $   (189,300)   $ (2,417,506)  $   (904,446)
                                 ============   ============    ============   ============
Weighted average number of
   common shares outstanding       21,782,264     25,155,256      21,114,212     25,155,256
                                 ============   ============    ============   ============
Basic and diluted loss per
   share                         $      (0.06)  $      (0.01)   $      (0.09)  $      (0.04)
                                 ============   ============    ============   ============




















See accompanying notes to financial statements
                                        4

                                   CBCOM, INC.
                Consolidated Statements of Cash Flows (Unaudited)



                                                     Nine Months Ended Sept 30,
                                                    ----------------------------
                                                         2001           2002
                                                    -------------  -------------
                                                     (Unaudited)    (Unaudited)
Cash flows from operating activities:
 Net loss                                           $   (976,181)  $   (904,446)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
   Depreciation and amortization                          61,038         62,479
   Accrued interest on shareholder's loan                 19,533         47,204
   Deemed interest                                             -         62,000
   Amortization of rent prepaid with stock                     -         46,875
   Accrued interest income-employee loan                       -         (7,650)
   Issuance of stock for professional fees                     -        108,490
   Issuance of stock for payroll expense                       -              -
   Issuance of stock for merger transaction expenses           -              -
   Increase (decrease) in cash from changes in:
     Deposits                                              8,333         21,389
     Prepaid Expenses                                   (103,725)        10,532
     Other Receivable                                        -          (51,067)
     Accounts payable                                     61,389         85,436
     Salaries payable-employees                          285,575        390,625
     Accrued liabilities and income tax payable          (21,799)        (5,455)
                                                    ------------   ------------
Net cash used in operating activities                   (665,837)      (133,588)
                                                    ------------   ------------
Cash flows from investing activities:
 Loan receivable from an officer                        (965,970)      (509,280)
 Purchase of furniture and equipment                    (364,077)              -
Net cash provided by investing activities             (1,330,047)      (509,280)
                                                    ------------   ------------
Cash flows from financing activities:
 Repayment of capital lease                                    -
 Proceeds from shareholders loan                       1,588,327         99,313
 Repayments of shareholders loan                         (57,000)       (24,652)
 Proceeds from employee loan                                            174,980
 Proceeds from issuance of stock and warrants            337,500        500,000
 Proceeds/Repayment-secured convertible loan             150,000       (100,000)
                                                    ------------   ------------
Net cash provided by financing activities              2,018,827        649,641
                                                    ------------   ------------
Net increase (decrease) in cash and cash equivalents      22,943          6,773








See accompanying notes to financial statements
                                        5

                                   CBCOM, INC.
          Consolidated Statements of Cash Flows (Unaudited) (Continued)



                                                     Nine Months Ended Sept 30,
                                                    ----------------------------
                                                         2001           2002
                                                    -------------  -------------
                                                     (Unaudited)    (Unaudited)
Cash and cash equivalents, beginning of period             9,241          6,139
                                                    ------------   ------------
Cash and cash equivalents, end of period            $     32,184   $     12,912
                                                    ============   ============
Supplementary information Cash paid during the year:
 Interest                                           $     15,000   $        225
                                                    ============   ============
Supplemental disclosure of non-cash activities
 Conversion of shareholder loans and salary            1,104,300         60,000
 Deemed interest on sale of stock                          -             62,000
 Forgiveness of interest accrued                          19,533         47,204
                                                    ============   ============


































See accompanying notes to financial statements
                                        6

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

The Company's headquarters was located in Encino, California from August 1997 until November 7, 2002. The Company's current mailing address is P.O. Box 516, Woodland Hills, CA 91365. The company's telephone number remains the same- (818) 461-0800. Since December 2000, the Company maintained a representative office in Beijing for the purpose of oversight of its China projects. In January 2001 the Company formed its subsidiary in Beijing and continues to occupy the same offices.

The Company, through its subsidiary in Beijing, has entered into a Management Services Agreement with Beijing Chinet Information Technology Company ("Chinet"), an internet service provider (ISP) with offices in Beijing and Shanghai, PRC. The major shareholder and President of Chinet is also an officer and minority shareholder of the Company. Under the agreement, CBCom China provides technical support, equipment, software maintenance, accounting and management consulting services and receives eighty percent (80%) of the revenue collected on behalf of the ISP. In addition, CBCom, Inc. and Subsidiary loaned funds to this officer of the Company for the purpose of acquiring companies operating as internet service providers in China.

The Company's consolidated financial statements as of September 30, 2002 and for the quarter then ended have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred consecutive losses in 1997, 1998, 1999, 2000 and 2001 and had negative working capital in each of those years that raises substantial doubt about its ability to continue as a going concern. Historically, one of the Company's directors and major shareholders provided the Company with substantial financing sources. The director had provided a letter of support indicating that he pledged to provide continuous financial support to enable the Company to satisfy its working capital requirements and to complete its commitments to the Company's joint venture projects on a going concern basis. In October 2002 the director indicated that he would no longer be able to provide a letter of support. Accordingly, there is no assurance that funding will be available, but the

                           CBCOM, INC. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS

Company is continuing to actively seek funding for its operations in China and to complete the Shanghai joint venture project through equity and/or debt financing. There is an uncertainty that management fund raising will be successful. The accompanying financial statements do not include any provisions or adjustments, which might result from the outcome of the uncertainty discussed above.

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

Shareholder Loans (continued)

conversion price may be adjusted if the Company shall at any time undergo a stock split, stock dividend or other combination or subdivision that does not involve payment of consideration for such shares. The original Note was due on April 24, 2000, which specified a $0.50 per share conversion price. The extended Note, dated April 24, 2000, was due on April 23, 2001 and was extended for another year to April 23, 2002 and modified the conversion rate to $1.00 per share. The note has been extended for another year to April 23, 2003, but due to the fluctuation in the price of the company's common stock, the conversion rate was decreased to $0.50, the public market price at the time of renewal.

Under this Note agreement, the principal shareholder converted $270,400 of loan to 468,500 shares of common stock in 2000, and $1,116,800 to 1,116,800 in 2001.
During the first nine months of 2002, the principal shareholder advanced $99,313 of new loans and converted $60,000 of loan into 60,000 shares of common stock.

In 2000 and 2001, the principal shareholder waived his interest receivable of $11,598 and $35,435, respectively. During the first nine months of 2002 the principal shareholder waived interest receivable of $47,204.

On May 15, 2001, two officers exercised 260,275 options to buy 260,275 shares of common stock at a price of $1.00 per share. The Company accepted a one-year promissory note from each of the officers collateralized by, and in the same amount as salary and other compensation owed to the two officers. The note bears interest at 5% per annum and has been extended for another year. As of September 30, 2001, one of the officers repaid $56,250 on the note. During the first nine months of 2002 the Company accrued interest income of $7,650 on the notes receivable.

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

Employee Loan Receivable

On February 8, 2002 an employee of CBCom China advanced $150,000 to the Company. On September 26, 2002 this same employee advanced $24,980. These advances does not bear interest and do not have a definite maturity date. The balance of $174,980 has not been repaid at September 30, 2002.

Loan Receivable from an Officer

                           CBCOM, INC. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS

NOTE 3-RELATED PARTY TRANSACTIONS (continued)

Loan Receivable from an Officer (continued)

On June 15, 2001, the Company entered into a loan agreement, initially for $500,000, with an officer, who will use the proceeds to conduct merger and acquisition activities of Internet Service Provider (ISP) targets he has found in China. The promissory note is secured by an equity interest in an ISP in China that is owned 90% by the officer and the officer has committed to repay the principal and interest either in cash or in the form of the equity interest he has acquired in China. The Company has made additional advances on the loan and the balance at September 30, 2002 is $1,562,366. The loan will mature on November 30, 2010 with interest at 8% per annum.

NOTE 4-EQUITY TRANSACTIONS

Pursuant to the convertible promissory note dated April 24, 2000, the principal Shareholder has continuously loaned funds to the Company. During the first nine months of 2002, the total new advances from the shareholder amounted to $99,311.

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

On May 17, 2002 The company entered into a Securities Purchase Agreement with Ashland Partners to sell 5,000,000 shares of the Company's common Stock at a price of $0.05 per share. The Company was unable to repay the Secured

                           CBCOM, INC. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS

NOTE 4-EQUITY TRANSACTIONS (Continued)

Convertible Loan due June 6, 2002. Ashland Partners agreed to purchase 5,000,000 shares of the Company's common stock for a consideration of $250,000 being $150,000 in cash and the cancellation of the Secured Convertible Debenture and the balance of $100,000.

At June 30, 2002, the Company recognized $16,147 of interest accrued on the loan payable to the principal shareholder.

At September 30, 2002, the Company recognized $16,532 of interest accrued on the loan payable to the principal shareholder.

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

The Company was unable to repay the Secured Convertible Loan due June 6, 2002. Ashland Partners agreed to purchase 5,000,000 shares of the Company's common stock for a consideration of $250,000 being $150,000 in cash and the cancellation of the Secured Convertible Debenture and the balance of $100,000. The balance of the Secured Convertible Debenture at September 30, 2002 is zero.

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

Note 6-Subsequent Events

On November 7, 2002, the Company closed its corporate headquarters in Encino, California, but continues to operate its business in China, as usual.

In addition, on November 7, 2002, Mr. Charles Lesser resigned as a director and Chief Financial Officer of the Company. Mr. Chian Yi Sun, President of the Company, assumes the duties and responsibilities of Chief Financial Officer.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, the following discussion and analysis by management contains forward-looking statements. These forward-looking statements involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to, those discussed below, the results of any activities we may undertake in China and any other activities we may complete. Readers are advised to refer to this section and the factors contained in the annual Return on Form 10-K entitled "Risk Factors". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof and do not reflect the results of any activities which we have completed since September 30, 2002. CBCom, Inc. undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document as well as in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K to be filed by us in fiscal year 2002.

Financial Condition at September 30, 2002

The Company had an accumulated deficit of $13,910,207 as of September 30, 2002. Since its inception in 1997, the Company has suffered consecutive losses in the fiscal years ended December 31, 1997, 1998, 1999, 2000 and 2001. The Company had $12,912 cash on hand at September 30,2002.

Results of Operations

The company, through its wholly owned subsidiary in Beijing, has entered into a Management Services Agreement with Beijing Chinet Information Technology Company, an internet service provider (ISP) with offices in Beijing and Shanghai, PRC. Under the agreement, CBCom China, the company's subsidiary, provides technical support, equipment, software maintenance, sales and marketing services, accounting and management consulting services and receives eighty percent (80%) of the revenue collected on behalf of the ISP. In addition, CBCom, Inc. has loaned funds to the President of Beijing Chinet Information Technology Company, who is also a director of CBCom, Inc. for the purpose of acquiring companies operating as Internet Service Providers in China. The consulting agreement commenced during the third quarter of 2001 and in the first nine months of 2002 the company earned $457,970 in service fees.

The Three Months Ended September 30, 2002 Compared to The Three Months Ended September 30, 2001

The general and administrative expense results of operations for the three months ended September 30, 2002 was $333,075 compared to $333,020 for the quarter ended September 30, 2001. The components of these general and administrative expenses included $137,500 of payroll expense (of which all $137,250 was accrued), $23,865 of rental expense for both the Beijing and California offices, $108, 164 in administrative and management salaries expenses of the Beijing and Shanghai offices in connection with earning consulting revenue.

The interest expense, net, for the three months ended September 30,2002 was $14,046 compared to a net interest income of $202, 122 for the three months ended September 30, 2001. The interest expense in the third quarter of 2002 relates to accrued, but waived, interest relating to the shareholder loans. The interest income in the third quarter of 2001 relates mainly to a reversal of the deemed interest recorded in the second quarter of 2001 totaling $193,725 related to the benefit obtained by the loan conversion by the principal shareholder.

The Nine Months Ended September 30, 2002 Compared to The Nine Months Ended September 30, 2001

The company, through its wholly owned subsidiary in Beijing, has entered into a Management Services Agreement with Beijing Chinet Information Technology Company, an internet service provider (ISP) with offices in Beijing and Shanghai, PRC. Under the agreement, CBCom China, the company's subsidiary, provides technical support, equipment, software maintenance, sales and marketing services, accounting and management consulting services and receives eighty percent (80%) of the revenue collected on behalf of the ISP. In addition, CBCom, Inc. has loaned funds to the President of Beijing Chinet Information Technology Company, who is also a director of CBCom, Inc. for the purpose of acquiring companies operating as Internet Service Providers in China. The consulting agreement commenced during the third quarter of 2001 and the company earned $457,970 in service fees during the first nine months of 2002.

The general and administrative expense results of operations for the nine months ended September 30, 2002 was $1,260,636 compared to $1,052,618 for the nine months ended September 30, 2001. The components of these general and administrative expenses included $440,723 of compensation expense (of which $411,750 was accrued), $86,412 of rental expense for both the Beijing and California offices, $87,204 in professional and accounting fees, a $100,000 commitment fee(non-cash) for the sale of up to $10 million in Common Stock and $315,284 related to the administrative and salary expense incurred in China in order to earn consulting revenue.. The increase of $208,018 mainly represents the expenses of providing consulting services in China in order to earn consulting revenue for the full nine months of 2002 and the $100,000 commitment fee offset by a drop in professional fees and public relations costs.

The interest expense for the nine months ended September 30, 2002 was $101,780 compared to $34,533 for the nine months ending September 30, 2001. The interest expense for the first nine months of 2002 was due to recording the deemed interest expense of $62,000 for the sale of shares to Brighton Opportunity Fund at a 20% discount to the market price plus accrued, but waived interest relating to the shareholder loans of $47,204 net of interest income of 7,650. The interest expense for the first nine months of 2001 is accrued, but waived, interest relating to the shareholder loans, deemed interest of $4,894 related to the benefit obtained in the mandatory conversion feature contained in the secured convertible loan, and $15,000 of a loan finders fee relating to the convertible loan. The Company recorded a deemed dividend of $1,441,325 relating to a series of loan conversions into common stock issued at $1.00 per share based upon the discount to the quoted market price.

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

The Company, through its subsidiary in Beijing, has entered into a Management Services Agreement with Beijing Chinet Information Technology Company ("Chinet"), an internet service provider (ISP) with offices in Beijing and Shanghai, PRC. Under the agreement, CBCom China, provides technical support, equipment, software maintenance, accounting and management consulting services and receives eighty percent (80%) of the revenue collected on behalf of the ISP. In addition, CBCom, Inc. has loaned funds to the President of Chinet, who is also an officer of CBCom, Inc. for the purpose of acquiring companies operating as Internet Service Providers in China. There had been some question about whether a foreign-owned company could own an Internet Service Provider in China; however, after China's admission to the World Trade Organization in November, 2001, that question has been clarified. Accordingly, CBCom,Inc. planned later this year to purchase an equity stake in Chinet; however that has not been consummated.

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

On January 31, 1999, the Company entered into a Memorandum of Understanding "Memorandum") with Shanghai Stock Exchange Communications Co. Ltd. and Shanghai Xingtong Telecommunication Science and Technology Co. Ltd. ("SXTST) to develop a financial data network in China through setting up an equity joint venture invested by these three parties. The main strategy is to make full usage of the existing capacity of VSAT satellite communication infrastructure owned by Shanghai Stock Exchange throughout China. The total capital required in that joint venture is currently estimated to be US$3,000,000. The Company will contribute 70% of that amount; SSEC, 20%; and SXTST, 10%. The joint venture has not yet been established as of September 30, 2002.

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

Internet Market

From its beginning of only 1700 users in 1993 (1), the Internet market in China has seen unprecedented growth. China's Internet population tripled in 1998 (2), and quadrupled from 2.1 million in January of 1999 (3), to its reported level of
8.9 million in January of 2000 (4) to approximately 20 million in December, 2000 and almost 30 million in December, 2001 and an estimated 50 million users by December, 2002. The growth rates will drop, but this trend is expected to continue. China's Internet industry is nonetheless still in its infancy and a majority of China's ISPs and ICPs are struggling, and in need of outside help to grow or even just to remain solvent. This presents a window of opportunity to capitalize on one of the largest and fastest growing markets in the world. CBCom can combine its understanding of the special needs and culture of China along with knowledge and lessons learned from the successful American ISP and ICP markets.

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

CBCom plans an aggressive campaign to search for a series of mergers, acquisitions, and service expansions. CBCom will offer convenient accessibility through local access numbers nationwide, fast access speeds, high quality customer support, and user-friendly services, all of which are currently lacking in China but are taken for granted in America. Internet Content will include unique and targeted applications on its various web sites thereby drawing an ever-increasing customer base to its ISP business, as well as generating revenue by charging fees for specialized information and service web sites. requirements of a very small ISP are essentially the same as that of a very large ISP and the cost to maintain operations are virtually fixed. Therefore the single most important component of profitability is a high number of subscribers. By acquiring existing businesses, CBCom will immediately benefit from achieving economies of scale.
                                       16

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

Liquidity and Capital Resources

The Company has suffered losses in 1997, 1998, 1999, 2000 and 2001 and had negative working capital in 1997, 1998, 1999, 2000 and 2001, respectively. The Company was funded initially by two of its founding shareholders in the amounts of $400,000 and $1,600,000, respectively. During 1999, the Company raised money through a series of private placements netting $304,000 after selling commissions. In 2001, the Company raised money in a private placement netting $337,500 after selling commission and in the first nine months of 2002 the Company raised $300,000. In addition, one of the Company's employees loaned $174,800 in 2002. One of the Company's directors and major shareholders has provided the Company with loan funds throughout the life of the Company that were convertible into Common Stock at a price of $0.50 per share until April 24,2000 and $1.00 per share until April 23, 2002 and $0.50 per share thereafter. Funds loaned to the Company equaled $679,000 in 1998, $136,900 in 1999, $599,706 in 2000, $1,726,174 in 2001 and $99,313 in the first nine months of 2002.

One of the Company's directors and major shareholders has provided the Company with substantial financing sources. The director has provided a letter of support indicating that he pledged to provide continuous financial support to enable the Company to satisfy its working capital requirements and to complete its commitments to its joint venture projects. The director has indicated that he may no longer be able to provide support and has not provided a letter at September 30, 2002. The Financial Statements have been prepared assuming that the Company will continue as a going concern. The Company's annual audit report indicates that the Company has a limited operating history, has incurred substantial losses and at December 31, 2001 has a shareholders' deficit and that those conditions raise substantial doubt about the company's ability to continue as a going concern. While there is no assurance that funding will be available, the Company is continuing to actively seek funding to complete its joint venture projects and execute its Business Plan through equity and/or debt financing. Without outside funding, the Company is totally dependent upon its major shareholders and would need to reconsider its Business Plan.

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

The Company was unable to repay the Secured Convertible Loan due June 6, 2002. Ashland Partners agreed to purchase 5,000,000 shares of the Company's common stock for a consideration of $250,000 being $150,000 in cash and the cancellation of the Secured Convertible Debenture and the balance of $100,000. Accordingly, the balance on the Secured Convertible Debenture is zero.

Related Party Loan

The President of Beijing Chinet Information Technology Company ("Chinet"), Mr. Gordon Gao owns 90% of the equity in Chinet and is also an officer, director and shareholder of CBCom, Inc. On June 15, 2001, the Company entered into a loan agreement, initially for $500,000, with Mr. Gao, who will use the proceeds to conduct merger and acquisition activities of Internet Service Provider (ISP) targets he has found in China. The promissory note is secured by an equity interest in Chinet and Mr. Gao has committed to repay the principal and interest either in cash or in the form of the equity interest he has acquired in China. The Company has made additional advances on the loan and the balance at September 30, 2002 is $1,562,366. The loan will mature on November 30, 2010 with interest at 8% per annum.

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

Critical Accounting Policies

The Company's operations have been financed by loans from shareholders. Since April 24, 1998, the Company has had an in-effect a promissory note agreement (the Note) with the principal shareholder of the Company, which specified that the principal shareholder will continue to provide funds to the Company on a going forward basis and that any balance of the loan bears an interest rate of 7% per annum. According to the Note, the shareholder has the option to convert his outstanding loan balance into the Company's common stock at a stated conversion price at any time prior to its maturity date. The Note also specified that the conversion price may be adjusted if the Company shall at any time undergo a stock split, stock dividend or other combination or subdivision that does not involve payment of consideration for such shares. The original Note was due on April 24, 2000, which specified a $0.50 per share conversion price, the fair market value at the time. The extended Note, dated April 24, 2000, was due on April 23, 2002, which modified the conversion rate to $1.00 per share, again the fair market value at the time. Under this Note agreement, the principal shareholder converted $270,400 of the loan to 468,500 shares of common stock in 2000, and $1,116,800 to 1,116,800 shares in 2001 and $60,000 into 60,000 shares in the first nine months of 2002. The note was extended for another year until April 23, 2003 and the conversion rate was modified to $0.50 per share, again the fair market value at the time.

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

Revenues are recognized when services are rendered. Revenue consists of consulting fees earned from computer consulting services, usage of computer equipment, and accounting and other management consulting services to an internet service provider located in Beijing, China. The Company, through its subsidiary in Beijing, has entered into a Management Services Agreement with Beijing Chinet Information Technology Company ("Chinet"), an internet service provider (ISP) with offices in Beijing and Shanghai, PRC. The major shareholder and President of Chinet is also an officer and minority shareholder of the Company. Under the agreement, CBCom China provides technical support, equipment, software maintenance, accounting and management consulting services and receives eighty percent (80%) of the revenue collected on behalf of the ISP.



                            PART II-OTHER INFORMATION
                                   CBCOM, INC.
                               SEPTEMBER 30, 2002

ITEM 1. LEGAL PROCEEDINGS

In March 2002 a lawsuit was filed against the Company by EMC Holdings based on an alleged breach of contract for ill-defined investor relations services and seeks damages of 210,000 shares of CBCom, Inc. stock payable over various periods. An independent contractor apparently engaged EMC Holdings while purporting to act on behalf of the company. CBCom, Inc. was not aware of the engagement and EMC Holdings knew that the contractor was not an officer or director of the Company. No services were performed and the contractor had no actual or apparent authority to bind the Company. The Company believes there is no liability and has vigorously defended the case, which appears to be dormant.

In April, 2002 a lawsuit was filed against the Company by Brighton Opportunity Fund based on an alleged breach of contract. On March 19, 2002 the Company entered into a Stock Purchase Agreement with the Brighton Opportunity Fund to sell 390,000 shares of the Company's Common Stock at a price of $0.641 per share. The Company agreed to provide 500,000 additional shares as collateral until the 390,000 shares were registered with the Securities and Exchange Commission. The Company did not provide the additional Collateral shares as it believes Brighton breached a part of the original agreement. Brighton has sued for the 500,000 Collateral shares plus costs and the Company has filed a counter suit. The Company has settled the lawsuit on September 26, 2002 for an amount of $5,000 and obtained a release from any future liability.

In November, 2002 Mr. Charles Lesser, the former Chief Financial Officer of the Company, instituted litigation against the Company and its President, Mr. Sun for salary of approximately $133,000 allegedly owed to Mr. Lesser. The Company is reviewing the complaint and intends to refer it to its attorney for further action.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the first nine months of 2002.

ITEM 5. OTHER INFORMATION

Controls and Procedures

In the 90 day period before the filing of this report, the chief executive and the chief financial officers of the company have evaluated the effectiveness of the company's disclosure controls and procedures. These disclosure controls and procedures are those controls and other procedures we maintain, which are designed to insure that all of the information required to be disclosed by t the company in all its periodic reports filed with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure the information required to be disclosed by the company in its reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to company management, including the chief executive and chief financial officers of the company, as appropriate to allow those persons to make timely decisions regarding required disclosure.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Reports on Form 8-K

The Company filed reports on Form 8-K on April 5, 2002 and on Form 8-K/A on April 15, 2002 and intends to file a report on Form 8-K on November 13,2002.


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
              Lesser

10.14         Demand Promissory Note,  $115,275 From Steven            (7)
              Meadows

10.15         Common  Stock  Purchase   Agreement   between            (7)
              Brighton  Opportunity  Fund,  L.P. and CBCom,
              Inc.

10.16         Stock  Purchase   Agreement  By  And  Between            (7)
              Brighton  Opportunity  Fund,  L.P. and CBCom,
              Inc.

10.17         Securities Purchase Agreement by and among CBCom,        (8)
              Inc. and Ashland Partners

10.18         Convertible Promissory Note, due April 23, 2003          (8)
              Between CBCom, Inc. and Max Sun

99.1          Certification Pursuant to Section 906 of the           herein
              Sarbanes Oxley Act of 2002-Max Sun, President



1 Included with the filing of Form 10-QSB dated November 14, 2000 2 Included with the filing of Form 10SB12G dated December 11, 2000 3 Included with the filing of Form 10-KSB dated March 30, 2001 4 Included with the filing of Form 10-QSB dated May 14, 2001 5 Included with the filing of Form 10-QSB dated August 17, 2001 6 Included with the filing of Form 10-QSB dated November 19, 2001 7 Included with the filing of Form 10-KSB dated April 16, 2002 8 Included with the filing of Form 10-QSB dated August 19, 2002.

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



Date: December 13, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





/s/ Chian Yi Sun            Chairman of the Board              December 13, 2002
--------------------        (Principal Executive Officer)
    Chian Yi Sun



/s/ Gordon X. Gao           Director                           December 13, 2002
----------------------
    Gordon X. Gao

                                  Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In Connection with the quarterly report of CB Com, Inc. (the "Company") on Form 10-QSB for the period ending September 30,2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Max Sun, President of the Company, certify, to the best of my knowledge, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.





                          /s/ Max Sun
                          --------------------------------
                          Max Sun
                          President
                          CBCom, Inc.



                                December 13, 2002

                      Celestial Based Communications (TM)
                      -----------------------------------

Los Angeles Office                                                Beijing Office
16830 Ventura Blvd. Suite 211                     9 East Tucheng Rd., Heping St.
Encino, California 91436               Chaoyang, District, Beijing, China 100013
Tel: (818) 461-0800 Fax: (818)461-0811   Tel: +8610-64201113 Fax: +8610-64201511
E-mail: corporate@cbcom.net